Form 10-K
period 2014-12-31
Atacama Resources International, Inc.
filed 2015-04-15
CIK 1584618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 333-192217

ATACAMA RESOURCES INTERNATIONAL, INC. (f/k/a Arrakis Mining Research, Inc.)
(Exact Name of Registrant as specified in its charter)
Florida	46-3105245
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

10820 68th Place, Kenosha, WI	53142
(Address of principal executive offices) Registrant’s telephone number, including area code	(Zip Code) 613-868-6157

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                  Name of each exchange on which registered

None

N/A

Securities registered under Section 12(g) of the Exchange Act

Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.     (_) Yes (X) No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.

(_) Yes (X) No

.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject tot such filing requirements for the past 90 days.     (X) Yes (_) No

Indicate by check mark whether the resistant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   (_) Yes (X) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation s-K (§ 229.405 of this chapter is not contained herein and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (_) Yes  (X)  No

(_)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “ “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer (_) Non-accelerated filer (_) (Do not check if a smaller company)	Accelerated filer (_) Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

(_) Yes (X) No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $0.00

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the issuer’s Common Stock, $0.0001 par value, as of April 10, 2015 was 31,725,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the documents is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980)

NONE

ATACAMA RESOURCES INTERNATIONAL, INC.

(f/k/a Arrakis Mining Research, Inc.)

ANNUAL REPORT ON FORM 10 K

Fiscal Year Ended December 31, 2014

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of Atacama Resources International, Inc., (f/k/a Arrakis Mining Research, Inc.) for the year ended December 31, 2014 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties.  In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements.  Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

You should not rely on forward looking statements in this annual report.  This annual report contains forward looking statements that involve risks and uncertainties.  We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements.  Prospective investors should not place undue reliance on these forward looking statements, which apply only as of the date of this annual report.  Our actual results could differ materially from those anticipated in these forward-looking statements.

PART I

Item 1. Business

Atacama Resources International, Inc., (f/k/a Arrakis Mining Research, Inc.) (hereinafter “ARII”) is a company incorporated in the State of Florida in June 2013. We were formed as a consultant to the Mining industry.  The Mining industry is subject to constant change due to market trends, thereby making it extremely competitive. The Mining industry is complex, because several segments are regulated by both federal and state/provincial governments. ARII’s approach is intended to assist our potential clients with general business operations with the growth and development, international expansion, including mergers & acquisitions, and financing aspects of their business, exposing our potential clients to a much wider international field of opportunities and perspectives.

By using the services provided by ARII, our clients are free to focus on compliance with regulations within their industry, and to complete their primary business goals.

ARII focuses on two main aspects of the consulting business: international expansion strategy, and financing.  Our programs will be tailored to meet the needs and requests of our clients. We will assist our clients with growth by exposing them to international merger and acquisition opportunities as well as financing opportunities.

We will provide customized business strategies, based upon client preference, which may include any or all of the following:

• International and domestic corporate development strategies;
• Strategic and financial partnering; • Mergers and acquisitions;

In our CEO's business history he has consulted on a number of projects and as a result, created a strong corporate history and respect in the mining industry. The rate charged for our services will be dependent upon the level of consulting services the client company is interested in utilizing and the complexity of the client company business. ARII consulting fees will be negotiated and established based upon factors such as the level of services requested by the client.

Thus far we have marketed our services primarily to mining and mining development companies located in the United States of America (the “U.S.”) and Canada. ARII has been doing business since inception, June 2013. To date we have not secured any paying clients, however we are confident that with the relationships of our CEO, we will soon have paying clients. Originally formed to do any and all legal business, the intent of the corporation was to specialize in corporate development and growth management consultation.  Ken Olsen, our president has been involved in the Company since inception and is the founder.  We focus on geographic areas, projects and budget levels where we believe there are significant demand for our services and the potential for attractive returns to our Company and investors. We do not consider our Company to be a “blank check company” as such term is defined in Securities and Exchange Commission Rule 419; however, we are a company with minimal revenues and limited operations and our auditor has expressed substantial doubt about our ability to continue as a going concern. The Company is not a blank-check company and is not being formed for the purposes of a reverse merger or any other like transaction. The Company does now and will continue to operate as an advisory company, on a fee-based compensation basis, for independent clients requiring our expertise, experience and international contact networks. The Company’s business plan is first and foremost designed to grow organically by obtaining clients by personal contact. However, as the opportunity present itself (to further our business plan with potential growth through the acquisition of specialty service providers and other independent consulting services companies) the Company will consider acquisitions to enhance all of the personal efforts.  Any acquisitions that the Company may make in the future would be of companies similar in nature to our own, operating in similar or complementary industry segments or geographic location to enhance the Company with new growth opportunities and a competitive advantage.  ARII anticipates growth through the consolidation of consulting service providers, proprietary processes and small to mid-sized independent management consulting companies that operate in related industries. Our management has designed an aggressive but straightforward strategy to transition ARII to a full service independent mining industry solutions provider in addition to our consulting with minimal risk to the existing operation.

We believe that our conduct to date evidences significant, bona fide business operations and a scenario that is wholly inapposite to any attempt to create the mere appearance of a specific business plan and effort to avoid the application of Rule 419.

Our general business strategy is to market our services to markets primarily in mining friendly regions of the United States of America. Our strategically located business development efforts are well positioned to benefit from the continuing need for our services.  We recognize that current market conditions are extremely challenging.  Accordingly, we have adapted our business plan and strategy with the goal of protecting liquidity, enhancing our balance sheet and positioning our Company for future growth when market conditions improve.  In connection with this strategy, we have adopted a conservative approach and our principal business strategy is to utilize our sales expertise to:

•

sell consulting services throughout selected regions of the United States, Canada, and Chile;

•

provide consistently reliable high-quality service;

•

aggressively manage operating costs to maintain and improve operating margins;

•

expand business by improving, enhancing and expanding sales, gaining new customers;

•

pursue complementary “bolt on” growth opportunities having acceptable risks and returns; and

•

generate consistent revenue, operating margins, earnings and cash flows.

(a)

Reports to security holders.

(1)

The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of any such report.

(2)

The Company will file reports with the SEC.  The Company will be a reporting company and will comply with the requirements of the Exchange Act.

(3)

The public may read and copy any materials the Company files with the SEC in the SEC’s Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330.  Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

Because we are a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

NONE

Item 2. Properties

We do not own any real property.  Our principal business office is located at 10820 68th Place, Kenosha, WI  53142     The owners of our offices do not presently receive any remuneration for the use of the offices. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 6 months, until our business plan is more fully implemented. As a result of our method of operations and business plan, we do not currently require personnel other than Mr. Olsen to conduct our business. In the future, we anticipate requiring additional office space and additional personnel; however, it is unknown at this time how much space or how many individuals will be required.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings nor are any contemplated by us at this time.

Item 4. Mine Safety Disclosures

NOT APPLICABLE.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

No public market for common stock

There is presently no public market for our common stock.  There is no assurance that a trading market will develop, or, if developed, that it will be sustained.  A purchaser of shares may, therefore, find it difficult to resell our securities offered herein should he or she desire to do so when eligible for public resale

Holders

On December 31, 2014 there were 52 shareholders of record of our common stock.

Dividends

Since inception we have not paid any dividends on our common stock.  We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock.  Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.  Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, that our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

On June 15, 2013, through approval of its Board of Directors, the Company issued 6,000,000 shares, at par value $.0001, to Ken Olsen, CEO and Director, 6,000,000 shares, at par value $0.0001 to Glen Grant, advisor, 6,000,000 shares, at par value $0.0001 to Foster Smith, advisor, 6,000,000 shares, at par value to Nelson Riis, advisor, 2,000,000 shares, at par value $0.0001 to Gerald Ernst, advisor, 2,000,000 shares, at par value $0.0001 to Bruce Hartley, advisor and 2,000,000 shares, at par value $.0001, to Kavita Khandelwal, advisor, in exchange for services totaling $3,000.

On June 15, 2013, through approval of its Board of Directors, the Company issued 500,000 shares, at $0.025 per share, to Soellingen Advisory Group, Inc., a non-related party, in exchange for consulting services totaling $12,500.

On March 24, 2014, the Company issued 325,000 shares, at $0.10 per share, to Soellingen Advisory Group, Inc., a non-related party, in exchange for consulting services totaling $32,500.

In August 2014, the Board of Directors cancelled 12 million shares that were issued in anticipation of services to be performed. The following shares were cancelled due to non-performance.  The shares were originally issued at par $0.0001.

1. Foster Smith

6,000,000

2. Bruce Hartley

2,000,000

3. Gerald Ernst

2,000,000

4. Kavita Khandelwal

2,000,000

Subsequently Management, on August 29, 2014, issued 12 million shares to Ken Olsen, CEO and director and 8 non-related parties that have been instrumental in the progress of the company for services rendered.  The shares were issued at $0.05 per share for consulting services totaling $600,000.

Item 6. Selected Financial Data

The registrant qualifies as a smaller reporting company, as defined by Rule 229.10(f)(1) and is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this report.  The management’s discussion, analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this prospectus.

Our Business Overview

ARII, a Florida corporation, (the "Company") provides consulting services to companies and individuals participating in the mining industry.  The Company offers services intended to introduce and connect interested investors in North America with attractive early stage mining opportunities in Chile.  We have conducted our operations primarily in the mining friendly regions of The United States of America, Canada, and Chile.

Plan of Operation

Our plan of operation for the next twelve months will be to expand our client base. We market our consulting services to small and medium size businesses. As we continue to grow we will need to raise additional funds. We do anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. We do not have need for the purchase of any property or equipment at this time. ARII will not have any significant changes in the current number of employees.

Our CEO has agreed to continue to fund our operations as needed over the next 12 months until cash flows are sufficient to sustain operations.  Pursuant to the agreement it is binding on our CEO and he has agreed to only the return of his capital with no interest or other consideration. Thus far there has not been any need for funds provided by our CEO.  In addition, our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities after the completion of this offering.  We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933.  See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

12 Month Growth Strategy and Milestones

While a strategic and wisely executed marketing campaign is key to expanding our customer base; providing innovative strategies developed and implemented for our clients, will provide a solid platform upon which our operations will continue to grow and deliver long-term success.

Note: The following milestones are based on the company's business development strategy following this registration statement becoming effective.

0-3 Months

•

Continue the pursuit of consulting clients by offering our services to current relationships.

•

Complete design, development and implementation of Company's brand identity and website.

•

Produce marketing materials and explore online marketing options.

•

Research and determine future priority market opportunities

4-6 Months

•

Establish marketing and communications strategy.

•

Build business development and support team.

•

Create expanded growth and corporate development strategy for business expansion in certain U.S regions that have been identified as high-potential market opportunities for the company.

•

Implement a communication schedule for internal and external stakeholders in accordance with SEC guidelines and best practices.

7-9 Months

•

Expand upon our existing strategic partnerships within the consulting industry to build capacity in certain market segments and geographic locations.

•

Hire Chief Financial Officer (CFO) to direct and manage the company's financial operations.

•

Expand Board of Directors to include independent directors.

•

Commence long-range financial and growth planning for successive 2 and 3 year periods.

10-12 Months

•

Establish initial points of presence in Chile where the company is already conducting client assignments and operations.

•

Any need for outside services in which we cannot provide will all be initially outsourced in order to cut costs by not having facilities in excess of our needs. The company will not attempt to establish relationships with providers of outsourcing services until the company will be able to utilize such services.

Results of Operations for the year ended December 31, 2014 and for the period ending June 14, 2013 (inception) through December 31, 2013.

The Company’s results of operations are not comparable due to the inception date being June 14, 2013.

Revenues

The Company had no revenues during the year ended December 31, 2014 or for the period June 14, 2013 (inception) through December 31, 2013.

Operating Expenses

Total Expenses.  Total expenses for the year ended December 31, 2014 were $782,431 and $154,975 for the period June 14, 2014 (inception) through December 31, 2013.  Total expenses consisted of stock based compensation of 631,300 and $15,500, respectively; exploration costs of $2,000 and $-0-, respectively; professional fees of $128,850 and $128,450, respectively; selling, general and administrative of $5 and $38, respectively; Foreign exchange (gain) loss of $-0- and $164, respectively and, interest expense of $20,276 and $10,823, respectively.  Total expenses were due to a consulting contract and legal fees associated with the S1 and incorporation fees.  The increase in total expenses were primarily due to a full 12 months of operations.

Financial Condition

Total Assets.  Total assets at were $1,693 and 100,548 at December 31, 2014 and 2013.  Total assets at December 31, 2014 and 2013 consisted of cash of $1,693 and $6,198, respectively and prepaid expense of $-0- and $94,350, respectively.  Total assets were due to cash received via subscription agreements and a consulting contract. The prepaid expense was due to a contract with New Opportunity Business Solutions and has been fully expensed as of December 31, 2014.

Total Liabilities.  Total liabilities were $269,799 and $217,523 at December 31, 2014 and 2013.  Total liabilities at December 31, 2014 and 2013consisted of accounts payable of $36,400 and $6,900, respectively; note payable of $202,300 and $199,800, respectively and accrued interest of $31,099 and $10,823, respectively.  Total liabilities were due to the promissory note related to consulting contracts and a payable associated with the preparation of the S1 registration statement.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the year ending December 31, 2014 of $782,431.  The Company has an accumulated loss of $937,406 as of December 31, 2014.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of services.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due.  At December 31, 2014 we had working capital deficit of $268,106.  Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the year ended December 31, 2014 was ($7,005) and ($16,302) for the period of June 14, 2013 (inception) through December 31, 2013.    Net cash used in operating activities includes our net loss, stock issued for services, prepaid expense, accounts payable and accrued interest.

Net cash provided by financing activities for the year ended December 31, 2014 was $2,500 and $22,500 for the period ended June 14, 2013 (inception) through December 31, 2013.  Net cash provided by financing activities included proceeds from notes payable of $2,500 and $-0-, respectively and proceeds from the issuance of common stock of $-0- and $22,500, respectively.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing.  However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability.  Our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities after the completion of this offering.  We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933.  See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2014.

Off-Balance Sheet Arrangements

We have made no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The registrant qualifies as a smaller reporting company, as defined by Rule 229.10(f)(1) and is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

The report of the independent registered public accounting firm and the financial statements listed on the accompanying index at page F-1 of this report are filed as part of this report and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We did not have any disagreements on accounting and financial disclosure with our accounting firm during the reporting period.

Item 9A. Controls and Procedures

(a)  Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with the U.S. generally accepted accounting principles.

As of December 31, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

As of December 31, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting  was not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The management including its Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls over financial reporting will prevent all error and all fraud.  A control system no matter how well conceived and operated, can provide only reasonable not absolute assurance that the objectives of the control system are met.  Further, the design of control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any within the Company have been detected.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of this section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Change in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date.  We have identified weaknesses, but have implemented strategies that include the use of external consultants as a part of our review process.  We believe that our internal controls over financial reporting will provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Item 9B. Other Information

NONE

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The names and ages of our directors and executive officers are set forth below.  Our By Laws provide for not less than one and not more than fifteen directors.  All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position
Kenneth Olsen	53	Former CEO
Glenn Grant	53	CEO & President, Director
Ray Skaff	57	Director
Phillip Mark Davidson	42	Director

Background of Executive Officers and Directors

Kenneth Olsen

Ken is proven leader with strong business & financial acumen and 25 years of broad based, multi-industry, international experience.  He has developed specific expertise in People Leadership, Operations Management, Supply Chain Management, Quality Management, and New Product Introduction.

Mr. Olsen has thrived in both very large corporate and small start-up company environments. He has further gained experience in both start-up and high-volume production environments.  He effectively balances technical and business concerns. He has proven leadership skills, hiring carefully and developing effectively. He is fluently bilingual in English and Spanish.

After graduating with a Mechanical Engineering degree from the University of Saskatchewan in Saskatoon, SK, Canada in 1985, Ken worked for 2 ½ years as a Project Engineer with Austin Poultry Equipment Limited in Stoney Creek, ON, Canada.  He then returned to university full time and obtained an MBA in 1989, also from the University of Saskatchewan.  Since that time he has undergone extensive additional professional development including courses concentrating on:

On January 19, 2015, Mr. Kenneth Olsen submitted his resignation to be effective immediately. There are no arrangements or understandings with Mr. Olsen regarding the election of directors or other matters. Mr. Olsen will remain a member of the Board of Directors for the Company.

Glenn Grant

Glenn Grant has over 35 years of project management experience in the oil and gas sector as well as the mining and natural resources industries in Canada, the United States and abroad. During this time, he has overseen many large scale development projects for international and Fortune 500 resource companies, and routinely managed budgets exceeding $30.0 million. Throughout his career as a project manager, Mr. Grant has developed and refined his expertise in budget development, operations management and scheduling, cost estimating and control, dispute resolution and personnel management and, including the direct management of teams of more than 200 people. Additionally, he has applied his experience and strong interpersonal skills towards First Nations mediation in the Northern Canadian territories and managed sensitive projects in the Czech Republic for Gulf Oil Ltd. and in India for Niko Resources Inc.

Holding a degree in Construction Engineering, Mr. Grant's previous positions and assignments include successful projects with Penn West Energy Trust, Husky Energy, AMOCO, Tarragon Oil & Gas Ltd., Royal Trust Energy Corporation, Chevron Canada and Petro Canada Inc. His entrepreneurial activities further include former ownership of an agricultural machinery dealership, large farming operation and an oilfield equipment sales company.

Ray Skaff

Ray Skaff, a graduate of the 1983 Radio & Television Arts Program at Algonquin College, has been a driving force behind successful multimillion-dollar partnerships, projects, and fundraising events for more than 25 years.  His leadership experience is well established in the communications, commercial, and not-for-profit industry, including extensive expertise with diverse media and marketing platforms, business development, trends, and government & community agencies.  Mr. Skaff has also built an impressive track record of increasing awareness, impressions, and branding at the same time as decreasing costs and enhancing operational efficiencies.  He demonstrates superior oral and written communications skills, along with ability to thrive in high-stress, demanding environments.

Ray’s extensive tenure includes 20 years as Station Manager at Rogers Communications Ottawa, Director of Programming for the Cable Public Affairs Channel, and National Manager of Captioning Services at Rogers.  Since 2010, Ray’s consulting company has provided exceptional professional services to various non-profit organizations and businesses to deliver a coordinated approach to analyzing and executing the project, develop marketing, public relations, and/or business plan that support the client’s goals.  Also currently serves as General Partner and Vice President for RGR Hospitality.

In 2007, Ray was one of the first inductees in the Algonquin College Media Hall of Fame in Ottawa, Canada.  The award was created to recognize trailblazers and role models in the Media Industry – setting the highest of standards for those who hope to follow in their footsteps.  Mr. Skaff also played a significant role in defining the Television Broadcasting curriculum as Chair of the Algonquin College Advisory Board. Mr. Skaff is a founder of Soellingen Advisory Group and serves as a Director and as its VP, Corporate Communications & Marketing.  He is continually recognized as a forward-thinking strategist who identifies and capitalizes on operational, procedural, programming, and business practices to positively impact an organization’s image, brand, and effect on the community. Mr. Skaff consistently demonstrates a passion for his work and a commitment to performance excellence.

Phillip Mark Davison

Mr. Davison is a highly skilled and results-driven Multi-Discipline Commissioning Manager in the oil and gas industry and seeks challenging opportunities that places emphasis on knowledge, skills, and leadership. Experienced in all industrial environments, oil/gas, mining, pulp/paper and accomplished in project management, facility design, model reviews, Hazop, construction, commissioning, maintenance, operations, possessing strong management, troubleshooting and decision making skills.

Mr. Davison has been a co-owner of Total Project Solutions, Inc. (TPS) since 2013. TPS is an operational readiness company that has been developed based on design, construction, commissioning and start up readiness for OIL, GAS, MINING and heavy industrial clients, while remaining specialized in the Oilsands market.

Prior to TPS Mr. Davison served as a private consultant to the Oil and Gas Industry since 1996. Most recently Mr. Davison has provided consultation to a variety of companies.

We believe that Messer's Grant, Skaff and Davison’s experience in the mining industry as well as the managerial skills they developed during such tenure provide ample qualification for them to serve as officers and directors for our Company.

Legal Proceedings

To the best of our knowledge, except as set forth herein, none of the directors or director designees to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

The Board of Directors acts as the Audit Committee, and the Board has no separates committees.  The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such expert.  The Company intends to continue to search for a qualified individual for hire.

Code of Ethics.

We previously adopted a Code of Ethics that was attached as an exhibit to our Form S-1 filed with the SEC on November 8, 2013.

Meetings and Committees of the Board of Directors

We do not have a nominating committee of the Board of Directors, or any committee performing similar functions.  Nominees for election as a director are selected by the Board of Directors.

We do not yet have an audit committee or an audit committee financial expert.  We expect to form such a committee composed of our non employee directors.  We may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to our ability to locate and compensate such a person.  Despite the lack of an audit committee, those members of the board of directors that would otherwise be on our audit committee will continue to analyze and investigate our actual and potential businesses prospects as members of our board of directors.  Furthermore, our entire board of directors is aware of the importance of the financial and accounting due diligence that must be undertaken in furtherance of our business and they intend to conduct a comprehensive accounting financial analysis of the Company’s business.

Compensation Committee Interlocks and Insider Participation

As of December 31, 2014 our Board of Directors consisted of Messer’s Grant, Skaff and Davison.  At present, the Board of Directors has not established any committees.

Director Compensation

There are currently no compensation arrangements in place for members of the Board of Directors.

Item 11. Executive Compensation

The following table sets forth information concerning the annual and long term compensation of our Chief Executive Officer, and the executive officers who served a the end of the fiscal year December 31, 2014 and 2013, for services rendered in all capacities to us.  The listed individuals shall hereinafter be referred to as the “Named Executive Officers.”  Currently, we have no employment agreements with any of our Directors or Officers.  All of our directors are unpaid.  Compensation for the future will be determined when and if additional funding is obtained.

Summary Compensation Table - Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		Salary	Bonus	Stock	Option	Non-equity	Nonqualified	All other	Total
				Awards	Awards	incentive	deferred	compen-
						plan	compensation	sation
Name and principal position (1)	Year	($)	($)	($)	($)	compensation ($)	earnings ($)	($)	($)
Kenneth Olsen – Former CEO	2014	-0-	-0-	60,000	-0-	-0-	-0-	-0-	60,000
	2013	-0-	-0-	600	-0-	-0-	-0-	-0-	600
Glenn Grant President, CEO	2014	-0-	-0-	104,930	-0-	-0-	-0-	-0-	104,930
	2013	-0-	-0-	600	-0-	-0-	-0-	-0-	600

(1)

There is no employment contracts with Messers’ Grant, Skaff and Davison this time.  Nor are there any agreements for compensation in the future.  A salary and stock option and/or warrants program may be developed in the future.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Kenneth Olsen Former CEO, Director	2014	60,000	-0-	-0-	-0-	-0-	60,000
	2013	600	-0-	-0-	-0-	-0-	600
Glenn Grant President, CEO, Director	2014	104,930	-0-	-0-	-0-	-0-	104,930
	2013	600	-0-	-0-	-0-	-0-	600
Ray Skaff Director	2014	6,250	-0-	-0-	-0-	-0-	6,250
	2013	-0-	-0-	-0-	-0-	-0-	-0-
Phillip Mark Davison	2014	-0-	-0-	-0-	-0-	-0-	-0-
	2013	-0-	-0-	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2014, and our officers and directors, individually and as a group.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities.  In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable.  Subject to community property laws, where applicable, the persons or entities named below have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Amount and Nature of Beneficial Ownership Percent of Class (1)
Title of Class	Name and Address of Beneficial Owner	Before Offering	After Offering	Before Offering	After Offering
Common Stock	Ken Olsen 609 – 955 Beauparc Private Ottawa, ON K1J 0A2	7,200,000	7,200,000	22.93%	22.93%
Common Stock	Glenn Grant PO Box 217 Killam, AB T0B 2L0	8,098,600	8,098,600	25.79%	25.79%
Common Stock	Denise Hughes [2] PO Box 48133 St. Albert, AB T8N5V9	4,092,560	4,092,560	13.03%	13.03%
Common Stock	Nelson Riis 18 Kippewa Drive Ottawa, ON K1S 3G4	7,648,840	7,648,840	24.36%	24.36%
Common Stock	Soellingen Advisory Group, Inc.[2] 777 S. Flagler Drive, Suite 800 West Palm Beach, FL 33401	3,470,000	3,470,000	10.94%	10.94%
Common Stock	All 5% Owners, Executive Officers and Directors as a Group	30,165,000	30,165,000	96.13%	96.13%
Common Stock	All Executive Officers and Directors as a Group	7,200,000	7,200,000	22.93%	22.93%

(1)

The percentages are based on a Before-Offering total of 31,725,000 shares of common stock issued and outstanding as of the date of this prospectus and assume all of the 1,235,000 shares of our selling security holders’ shares will be sold.

(2)

Denise Hughes owns 40,000 common shares (included) along with her husband Wade that was purchased via subscription for cash. Soellingen Advisory Group's CEO, David Haig, owns 470,000 common shares (included) of which 20,000 shares were purchased via subscription agreement for cash and 450,000 shares were earned for services.

All shares sold to blood related parties to any of the above “Affiliates” or beneficial owners of more than 5% of our common stock are adults, emancipated and lives independent of each other in different households.  Accordingly, none of these relationships fall under the term of “Affiliate and or Beneficial Owner”.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

The following were all awarded shares in as of December 31, 2014 and are held in escrow pending satisfactory performance.

Shareholder	Number of shares	Price paid per share	Consideration paid
Ken Olsen	7,200,000	$0.0251	Services (1)
Glenn Grant	8,098,600	$0.0251	Services (2)
Denise Hughes	4,092,560	$0.0251	Services (2)
Nelson Riis	7,648,840 (3)	$0.0251	Services (2)
Soellingen Advisory Group, Inc. (David Haig)	3,450,000 (3)	$0.0653	Services (2)
William Webb	125,000[3]	$0.0251	Services (2)
Daniel Finch	125,000[3]	$0.0251	Services (2)
Ray Skaff	125,000[3]	$0.0251	Services (2)

(1)

Ken Olsen has expended several months of time and expense in preparing the business for launch, including but not limited to, marketing, client acquisition, establishing our network, forming strategic alliances, raising capital, and formulating strategy. There is no written agreement with Mr. Olsen and his shares were issued as Founder of the Company.

(2)

Glenn Grant, William Webb, Daniel Finch, Ray Skaff and Nelson Riis have given many hours of consultation with Mr. Olsen our CEO in the past regarding the business model and are experienced in the mining industry. All parties have agreed to serve in an advisory capacity in the future however there are no current contractual obligations.

(3)

Messer's Riis, Haig (Soellingen Advisory Group, Inc), Webb, Finch and Skaff also bought 20,000 shares at $0.025 per shares by subscription agreement

All shares sold to  blood related parties to any of the above  “Affiliate or Beneficial Owner”  of more than 5% of our common stock are adults, emancipated and lives independent of each other in different households Accordingly none of these relationships fall under the term of “Affiliate and or Beneficial Owner”.

Director Independence

We have not established our own definition for determining whether our director or nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current directors would not be deemed to be “independent” under any applicable definition given that they are officers of the Company. We also have not established any committees of the Board of Directors.

Given the nature of our Company, its limited shareholder base and the current composition of management, the Board of Directors does not believe that we require any corporate governance committees at this time. As our operations generate revenue we intend to seek additional members for our board of directors and establish our own definition of “independent” as related to directors and nominees for directors.  We further intend to establish committees that will be suitable for our operations as our business operations warrant.

Item 14. Principal Accounting Fees and Services

	2014	2013
Audit fees	5,000	4,000
Audit related fees	---	---
Tax fees	---	---
All other fees	---	---

The Company does not currently have an audit committee.  The normal functions of the audit committee are handled by the board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedule

Exhibit Number and Description			Location Reference
(a)	Financial Statements		Filed herewith
(b)	Exhibits required by Item 601, Regulation S-K
(3.0)	Articles of Incorporation
	(3.1)	Initial Articles of Incorporation filed with S-1 Registration Statement on November 8, 2013.	See Exhibit Key
	(3.2)	Amendment to Articles of Incorporation dated January 15, 2015	See Exhibit Key
	(3.3)	Bylaws filed with S-1 Registration Statement on November 8, 2013	See Exhibit Key
(10.0)	Material Contracts
	(10.1)	Consulting Agreement dated June 19, 2013	See Exhibit Key
(11.0)	Statement re: computation of per share Earnings		Note 3 to Financial Stmts
(14.0)	Code of Ethics		See Exhibit Key
(31.1)	Certificate of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
(31.2)	Certificate of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Instance Document		Filed herewith
(101.SCH)	XBRL Taxonomy Ext. Schema Document		Filed herewith
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key
3.1	Incorporated by reference herein to the Company’s S-1 Registration Statement filed with the Securities and Exchange Commission on November 8, 2013.
3.2	Incorporated by reference herein to the Company’s S-1 Registration Statement filed with the Securities and Exchange Commission on November 8, 2013
3.3	Incorporated by reference herein to the Company’s S-1 Registration Statement filed with the Securities and Exchange Commission on November 8, 2013.
10.1	Incorporated by reference herein to the Company’s S-1 Registration Statement filed with the Securities and Exchange Commission on June 19, 2013.
14.0	Incorporated by reference herein to the Company’s S-1 Registration Statement filed with the Securities and Exchange Commission on November 8, 2013.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atacama Resources International, Inc., (f/k/a Arrakis Mining Research, Inc.)

NAME	TITLE	DATE

/s/ Glenn Grant	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors	April 13, 2015
Glenn Grant

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

NONE

2451 N McMullen Booth Rd Ste. 308 Clearwater, FL 33759-1352 Toll Free: (855) 334-0934 Main: (727) 444-1901 Cell: (727) 452-4803

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Atacama Resources International, Inc.

We have audited the accompanying balance sheets of Atacama Resources International, Inc. as of December 31, 2014 and 2013, and the related statement of operations, stockholders’ deficiency, and cash flows for the year ended December 31, 2014 and the period from inception (June 14, 2013) to December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atacama Resources International, Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the year ended December 31, 2014 and for the period from inception (June 14, 2013) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

April 13, 2015

Atacama Resources International, Inc. (f/k/a Arrakis Mining Research, Inc.) Balance Sheets
	December 31,	December 31,
	2014	2013

ASSETS
Current Assets
Cash and cash equivalents	$1,693	$6,198
Prepaid expenses	---	94,350
Total Current Assets	1.693	100,548

TOTAL ASSETS	$1,693	$100,548

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$36,400	$6,900
Accrued interest	31,099	10,823
Note payable	202,300	199,800
Total Current Liabilities	269,799	217,523

TOTAL LIABILITIES	269,799	217,523

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit
Common stock: 500,000,000 authorized; $0.0001 par value
31,725,000 and 31,400,000 shares issued and outstanding, respectively	3,173	3,140
Additional paid in capital	666,127	34,860
Accumulated deficit	(937,406)	(154,975)
Total Stockholders' Deficit	(268,106)	(116,975)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,693	$100,548

The accompanying notes are an integral part of these financial statements

Atacama Resources International, Inc. (f/k/a Arrakis Mining Research, Inc.) Statements of Operations

		For the Year Ended		June 14, 2013 (inception) through
		December 31,		December 31,
		2014		2013

Revenues	$	---	$	---

Operating Expenses
Stock based compensation		631,300		15,500
Exploration costs		2,000
Professional fees		128,850		128,450
Selling, general and administrative expenses		5		38
Foreign exchange (gain) loss		---		164
Total operating expenses		762,155		144,152

Net Income (Loss) from operations		(762,155)		(144,152)

Other income (expense)
Interest expense		(20,276)		(10,823)
Income tax		---		---

Net Income (Loss)		$(782,431)		$(154,975)

Basic and diluted loss per share		$(0.02)		$(0.00)

Weighted average number of
shares outstanding		31,519,589		31,175,000

The accompanying notes are an integral part of these financial statements

Atacama Resources International, Inc. (f/k/a Arrakis Mining Research, Inc.) Statement of Stockholders' Deficit From June 14, 2013 (inception) to December 31, 2014

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of June 14, 2013	—	$—	$—	$—	$—

Issued 30 million shares of common to certain officers and directors for services at par $0.0001, June 14, 2013	30,000,000	3,000	—	—	3,000
Issued 500,000 shares of common for consulting services at $0.025 per share, June 2013	500,000	50	12,450	—	12,500
Sale of 900,000 shares of common stock for cash to various investors at $0.025 per share, August, 2013	900,000	90	22,410	—	22,500

Net loss				(154,975)	(154,975)

Balance, December 31, 2013	31,400,000	$3,140	$34,860	$(154,975)	$(116,975)

Issued 325,000 shares of common stock for consulting services at $0.10 per share, March 2014	325,000	33	32,467	—	32,500
Cancellation of 12 million shares of common stock for certain individuals for non-performance, August 2014. Shares were originally issued a par, $0.0001	(12,000,000)	(1,200)	—	—	(1,200)
Issued 12 million shares of common stock for services at $0.05 per share, August 2014	12,000,000	1,200	598,800	—	600,000

Net loss				(782,431)	(782,431)

Balance, December 31, 2014	31,725,000	$3,173	$666,127	$(937,406)	$(268,106)

The accompanying notes are an integral part of these financial statements

Atacama Resources International, Inc. (f/k/a Arrakis Mining Research, Inc.) Statements of Cash Flows
		June 14, 2013
		(inception)
	For the Year Ended	through
	December 31,	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(782,431)	$(154,975)
Adjustments to reconcile net loss to net
cash used in operations:
Stock issued for services	631,300	15,500
Recognition of prepaid expenses	94,350	105,450
Changes in assets and liabilities:
Increase in accounts payable	29,500	6,900
Increase in accrued interest	20,276	10,823
Net Cash (used in) operating activities	(7,005)	(16,302)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equity issuances	—	22,500
Proceed from notes payable	2,500	—
Net Cash provided by financing activities	2,500	22,500

Net increase (decrease) in cash and cash equivalents	(4,505)	6,198

Cash and cash equivalents
Beginning of period	6,198	—
End of period	$1,693	$6,198

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Supplemental non-cash investing and financing transactions:
Note payable issued for prepaid services	$—	$199,800

The accompanying notes are an integral part of these financial statements

Atacama Resources International, Inc

(f/k/a Arrakis Mining Research, Inc.)

Notes to Financial Statements

NOTE 1. NATURE OF BUSINESS

ORGANIZATION

Atacama Resources International, Inc., f/k/a Arrakis Mining Research, Inc. (hereinafter “ARII”) is a company incorporated in the State of Florida in June 2013. We were formed as a consultant to the mining industry.  The mining industry is subject to constant change due to market trends, thereby making it extremely competitive. The mining industry is complex, because several segments are regulated by both federal and state governments. ARII’s approach assists general business operations with the growth and development, international expansion and marketing aspects of their business, allowing our potential customers to focus on the business aspects of operations. By using the services provided by ARII, our clients are free to focus on compliance with regulations within their industry, and to complete their primary business goals.

NOTE 2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plan to obtain such resources for the Company include, obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.  In addition, profitability will ultimately depend upon the level of revenues received from business operations.  However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND USE OF ESTIMATES

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents totaled $1,693 at December 31, 2014 and $6,198 at December 31, 2013.

CASH FLOWS REPORTING

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

Atacama Resources International, Inc

(f/k/a Arrakis Mining Research, Inc.)

Notes to Financial Statements

EXPLORATION AND DEVELOPMENT COSTS

Costs of acquiring mining properties and any exploration and development costs are expensed as incurred unless proven and probable reserves exist and the property is a commercially mineable property in accordance with FASB ASC 930, Extractive Activities – Mining.  Mine development costs incurred either to develop new gold and silver deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized.  Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment.  The Company evaluates at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded.  The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.

The Company capitalizes costs for mining properties by individual property and defers such costs for later amortization only if the prospects for economic productions are reasonably certain.

Capitalized costs are expensed in the period when the termination has been made that economic production does not appear reasonably certain.

During the year ended December 31, 2014 and for the period June 14, 2013 (inception) through December 31, 2013, the Company recorded exploration costs of $2,000 and $-0-, respectively.

RELATED PARTIES

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.  Related party transactions are summarized in Note 7.

FINANCIAL INSTRUMENTS

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

•

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014 and December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

REVENUE RECOGNITION

The Company follows ASC 605, Revenue Recognition. The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of

Atacama Resources International, Inc

(f/k/a Arrakis Mining Research, Inc.)

Notes to Financial Statements

an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company derives revenue from consulting arrangements with clients.  Revenue is generated by hourly fee structure or fixed contract costs, based on expected time to complete, additionally, costs incurred may be billed, as defined by the contractual arrangements.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of December 31, 2014 or December 31, 2013.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with ASC 260, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share.  Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2014 and December 31, 2013.  As of December 31, 2014, the Company had no dilutive potential common shares.

SHARE-BASED EXPENSE

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees.  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense was $631,300 for the period ending December 31, 2014 and $15,500 for the period June 14, 2013 (inception) through December 31, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

We have reviewed the FASB issued Accounting Standard Update (“ASU 2014-10”) and have applied the standard as of the dates during the periods reported.

We have reviewed the FASB issued Accounting Standard Update (“ASU 2014-9”).  The Company does not believe that the new or modified principal will not have a material effect on these financial statements.

Atacama Resources International, Inc

(f/k/a Arrakis Mining Research, Inc.)

Notes to Financial Statements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 4. INCOME TAXES

At December 31, 2014, the Company had a net operating loss carry–forward for Federal income tax purposes of approximately $937,406 that may be offset against future taxable income through 2032  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets   calculated at the effective rates note below, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6% to income before taxes), as follows:

For the Year Ended December 31,		2014		2013
Tax expense (benefit) at the statutory rate		$(266,000)		$(52,000)
State income taxes, net of federal income tax benefit		(28,000)		(5,000)
Change in valuation allowance		294,000		57,000
Total	$	---	$	---

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

For the year ended December 31, 2014 and period from inception ended December 31, 2013, the Company has net operating losses from operations. The carry forwards expire through the year 2032. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of December 31, 2014 and December 31, 2013 is as follows:

		December 31, 2014		December 31, 2013
Deferred tax assets		$351,000		$57,000
Valuation allowance		(351,000)		(57,000)
Net deferred tax asset	$	---	$	---

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the period from inception ended December 31, 2013 through the year ended December 31, 2014.  The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the period from inception ended December 31, 2013 through the year ended December 31, 2014.

Atacama Resources International, Inc

(f/k/a Arrakis Mining Research, Inc.)

Notes to Financial Statements

NOTE 5. SHAREHOLDERS’ EQUITY

On June 14, 2013 the Company, through approval of its Board of Directors, authorized common shares of 500,000,000 with a par value of $0.0001.

COMMON STOCK

On June 15, 2013, through approval of its Board of Directors, the Company issued 6,000,000 shares, at par value $.0001, to Ken Olsen, CEO and Director, 6,000,000 shares, at par value $0.0001 to Glen Grant, advisor, 6,000,000 shares, at par value $0.0001 to Foster Smith, advisor, 6,000,000 shares, at par value to Nelson Riis, advisor, 2,000,000 shares, at par value $0.0001 to Gerald Ernst, advisor, 2,000,000 shares, at par value $0.0001 to Bruce Hartley, advisor and 2,000,000 shares, at par value $.0001, to Kavita Khandelwal, advisor, in exchange for services totaling $3,000.

On June 15, 2013, through approval of its Board of Directors, the Company issued 500,000 shares, at $0.025 per share, to Soellingen Advisory Group, Inc., a non-related party, in exchange for consulting services totaling $12,500.

During the Month of August, 2013 the Company sold 900,000 shares to 45 shareholders via subscription at a value of $0.025 per share for cash totaling $22,500.

On March 24, 2014, the Company issued 325,000 shares, at $0.10 per share, to Soellingen Advisory Group, Inc., a non-related party, in exchange for consulting services totaling $32,500.

In August 2014, the Board of Directors cancelled 12 million shares that were issued in anticipation of services to be performed. The following shares were cancelled due to non-performance.  The shares were originally issued at par $0.0001.

1. Foster Smith

6,000,000

2. Bruce Hartley

2,000,000

3. Gerald Ernst

2,000,000

4. Kavita Khandelwal

2,000,000

Subsequently Management, on August 29, 2014, the Company issued 1,200,000 shares to Ken Olsen, Former CEO and director, 2,098,600 shares to Glenn Grant, CEO and director, 125,000 shares to Raymond Skaff, director, 1,648,840 shares to Nelson Riis, advisor and 6,927,560 shares to other non-related parties that have been instrumental in the progress of the company for services rendered.  The Company issued a total of 12 million shares were issued at $0.05 per share for consulting services totaling $600,000.

There were 31,725,000 shares of common stock issued and outstanding at December 31, 2014.

NOTE 6. RELATED PARTY TRANSACTIONS

NOTE PAYABLE

On December 4, 2014, Glenn Grant, advisor to the Company executed a demand note with the Company.  The note carries a Ten percent (10%) annual percentage rate.  The balance of the related party note as of December 31, 2014 and December 31, 2013 were $2,500 and $-0-, respectively.

EQUITY TRANSACTIONS

On June 15, 2013, through approval of its Board of Directors, the Company issued 6,000,000 shares, at par value $0.0001, to Ken Olsen, CEO and Director, 6,000,000 shares, at par value $0.0001 to Glen Grant, advisor, 6,000,000 shares, at par value $0.0001 to Foster Smith, advisor, 6,000,000 shares, at par value to Nelson Riis, advisor, 2,000,000 shares, at par value $0.0001 to Gerald Ernst, advisor, 2,000,000 shares, at par value $0.0001 to Bruce Hartley, advisor and 2,000,000 shares, at par value $0.0001, to Kavita Khandelwal, advisor, in exchange for services totaling $3,000.

On August 3, 2013 the Company sold 20,000 shares, at $0.025 per share, to Nelson Riis, advisor, via subscription at a value of $0.025 per share for a totaling $500.  The 20,000 shares were included in the 900,000 shares sold via subscription stated above.

Atacama Resources International, Inc

(f/k/a Arrakis Mining Research, Inc.)

Notes to Financial Statements

On August 25, 2014 through approval of its Board of Directors, the Company cancelled 6,000,000 shares, at par value $0.0001 to Foster Smith, advisor, 2,000,000 shares, at par value $0.0001 to Gerald Ernst, advisor, 2,000,000 shares, at par value $0.0001 to Bruce Hartley, advisor and 2,000,000 shares, at par value $0.0001, to Kavita Khandelwal, advisor.

On August 29, 2014 through approval of its Board of Directors, the Company issued 1,200,000 shares at $0.05 per share to Ken Olsen, CEO and Director, 2,098,600 shares at $0.05 per share to Glen Grant, advisor and 1,648,840 shares at $0.05 per share to Nelson Riis, advisor, in exchange for services totaling $247,372.

NOTE 7. NOTES PAYABLE

Notes payable consisted of the following as of December 31, 2014:

	December 31, 2014	December 31, 2013
Glenn Grant, CEO, President and director to the Company executed a demand note with the Company. The note carries a Ten percent (10%) annual percentage rate. Accrued interest at December 31, 2014 and December 31, 2013 was $19 and $-0-, respectively.	2,500	-0-

New Opportunity Business Solutions, Inc., a non-related party for consulting services to the Company. Atacama Resources International, Inc. (f/k/a Arrakis Mining Research, Inc.) (ARII) is a client of New Opportunity Business Solutions, Inc. The original amount of the note payable was $199,800.  The note states a 10% interest rate with no set maturity date and is due on demand. Payment of principal and interest is due on demand and is not contingent. However to the extent that the Company incurs expense to accomplish the goal of the consulting agreement, the obligation of the company shall be reduced an equal amount. The note is as support for the consulting fee which was owed by ARII but not paid as required. Both note and consulting agreement with all terms are attached as exhibits. Accrued interest at December 31, 2014 and December 30, 2013 was $31,080 and $10,823, respectively.

	$199,800	$199,800

Total notes payable	$202,300	$199,800

Current portion	$202,300	$199,800

NOTE 8. PREPAID EXPENSE

The Company entered into a consulting agreement with New Opportunity Business Solutions, Inc., a non-related party, on June 19, 2013.  New Opportunity Business Solutions, Inc. is to provide consulting services assisting with the preparation of the S1 registration statement being filed with the Security and Exchange Commission. The services to be provided include but are not limited to the following: assist and oversee the filing of an S-1 Registration statement with the Securities Exchange Commission and any required amendments thereafter, assist and oversee the filing of a 15c211 with the Financial Investment Regulatory Authority (FINRA) and any required amendments thereafter, and those other filings that shall, from time to time, be required, to successfully obtain a quotation of the Company's common shares on the OTC Bulletin Board and obtain trading thereupon. The Consultant will also be responsible throughout the term for the timely preparation of financial statements, annual 10K and quarterly 10Q statements for review by a PCAOB accountant and the Company's SEC counsel, and assisting in timely EDGAR filing of 10K and 10Q's with the SEC. The goal of the consulting agreement is for the Company to obtain an effective S-1 registration statement and a trading symbol with the successful filing of the 15c211. The contract is for a 12 month term.  The amount of the contract is $199,800 due and payable in full on June 19, 2013. The Company will expense the contract over the 12 month term in the amount of $16,650 per month.   The prepaid balance was $-0- and $94,350 on December 31, 2014 and December 31, 2013, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company.   Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Atacama Resources International, Inc

(f/k/a Arrakis Mining Research, Inc.)

Notes to Financial Statements

NOTE 10. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of December 31, 2014.

NOTE 11. SUBSEQUENT EVENTS

On January 9, 2015, the Company filed articles of amendment with the Florida Division of Corporations which amended the Company’s articles of incorporation to change the name of the Company to Atacama Resources International, Inc.  The effective date of the amendment was January 9, 2015.

On January 19, 2015, Our Principal Executive Officer, Kenneth Olsen submitted his resignation to be effective immediately. There are no arrangements or understandings with Mr. Olsen regarding the election of directors or other matters. Mr. Olsen will remain a member of the Board of Directors for the Company.

On January 19, 2015 Glenn Grant was appointed Chief Executive Officer for the Company and Chairman of the Board.  The background information for Mr. Grant is set forth below.  There is no employment agreement at this time.

On January 19, 2015 Ray Skaff was appointed as a member of the Board of Directors.  The background information for Mr. Skaff is set forth below.  There is no employment agreement at this time.

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment to or disclosure in the financial statements.