Form 10-Q
period 2015-03-31
Atacama Resources International, Inc.
filed 2015-05-20
CIK 1584618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (x) Yes (__) No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   (_x_) Yes (__) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer (_) Non-accelerated filer (_) (Do not check if a smaller company)	Accelerated filer (_) Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x ). The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of May 13, 2015 was 31,725,000.

Part I.  Financial Information

Item 1.  Financial Statements.

ATACAMA RESOURCES INTERNATIONAL, INC. (f/k/a Arrakis Mining Research, Inc.) Condensed Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,678	$1,693
Prepaid expense	2,250	---
Total Current Assets	3,928	1,693

TOTAL ASSETS	$3,928	$1,693

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$36,135	$36,400
Accrued interest	36,307	31,099
Due to related party	2,739	---
Notes payable	213,359	202,300
Total Current Liabilities	288,540	269,799

TOTAL LIABILITIES	288,540	269,799

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit
Common stock: $0.0001 par value 500,000,000 authorized;
31,725,000 and 31,725,000 shares issued and outstanding, respectively	3,173	3,173
Additional paid in capital	666,127	666,127
Accumulated deficit	(953,912)	(937,406)
Total Stockholders' Deficit	(284,612)	(268,106)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,928	$1,693

See notes to unaudited condensed financial statements

ATACAMA RESOURCES INTERNATIONAL, INC. (f/k/a Arrakis Mining Research, Inc.) Condensed Statements of Operations (Unaudited)

		For the Three Months Ended
		March 31,
		2015		2014

REVENUE	$	---	$	---

OPERATING EXPENSES
Stock based compensation		---		32,500
Exploration costs		331		---
Professional fees		8,135		54,450
Selling, general and administrative expenses		2,832		---
Total operating expenses		11,298		86,950

Net loss from operations		(11,298)		(86,950)

Other income (expense)
Interest expense		(5,208)		(4,995)
Net loss before income taxes		(16,506)		(80,255)

Income taxes		---		---

Net loss		$(16,506)		$(91,945)

Basic and diluted loss per share		$(0.00)		$(0.00)

Weighted average number of
shares outstanding		31,725,000		31,425,278

See notes to unaudited condensed financial statements

ATACAMA RESOURCES INTERNATIONAL, INC. (f/k/a Arrakis Mining Research, Inc.) Condensed Statements of Cash Flows (Unaudited)

		For the Three Months Ended
		March 31,
		2015		2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(16,506)		$(91,945)
Adjustment to reconcile net loss to net cash provided (used in) in operations:
Stock based compensation		---		32,500
Changes in assets and liabilities:
(Increase) decrease in operating assets:
Prepaid expense		(2,250)		49,950
Increase (decrease) in operating liabilities:
Accounts payable		(265)		4,500
Due to related party		2,739		---
Accrued interest		5,208		4,995
Net Cash provided by (used in) operating activities		(11,074)		---

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable		11,059
Proceeds from issuances of stock		---		---
Net Cash provided by financing activates		11,059		---

Net change in cash and cash equivalents		(15)		---

Cash and cash equivalents
Beginning of period		1,693		6,198
End of period		$1,678		$6,198

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

Non-cash Transactions:
	$	---	$	---

See notes to unaudited condensed financial statements.

Atacama Resources International, Inc.

(f/k/a Arrakis Mining Research, Inc.)

Notes to Condensed Financial Statements

For the period ending March 31, 2015

(Unaudited)

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

UNAUDITED INTERIM FINANICAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements please refer to our 2014 Annual Report on Form 10-K, filed on April 13, 2015.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

BASIS OF PRESENTATION AND USE OF ESTIMATES

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial

Atacama Resources International, Inc.

(f/k/a Arrakis Mining Research, Inc.)

Notes to Condensed Financial Statements

For the period ending March 31, 2015

(Unaudited)

statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents totaled $1,678 at March 31, 2015 and $1,693 at December 31, 2014.

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

During the three months ending March 31, 2015 and 2014, the Company recorded exploration costs of $331 and $0, respectively.

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

Atacama Resources International, Inc.

(f/k/a Arrakis Mining Research, Inc.)

Notes to Condensed Financial Statements

For the period ending March 31, 2015

(Unaudited)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015 and December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

REVENUE RECOGNITION

The Company follows ASC 605, Revenue Recognition. The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company derives revenue from consulting arrangements with clients.  Revenue is generated by hourly fee structure or fixed contract costs, based on expected time to complete, additionally, costs incurred may be billed, as defined by the contractual arrangements.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of March 31, 2015 or December 31, 2014.

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

Atacama Resources International, Inc.

(f/k/a Arrakis Mining Research, Inc.)

Notes to Condensed Financial Statements

For the period ending March 31, 2015

(Unaudited)

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2015 and December 31, 2014.  As of March 31, 2015, the Company had no dilutive potential common shares.

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

Share-based expense was $-0- for the three months ending March 31, 2015 and $32,500 for the three months ending March 31, 2014.

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

NOTE 4. INCOME TAXES

At March 31, 2015, the Company had a net operating loss carry–forward for Federal income tax purposes of $953,912 that may be offset against future taxable income through 2032  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets  of approximately $324,330, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance of $324,330.

Atacama Resources International, Inc.

(f/k/a Arrakis Mining Research, Inc.)

Notes to Condensed Financial Statements

For the period ending March 31, 2015

(Unaudited)

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

NOTE 5. SHAREHOLDERS’ EQUITY

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

1. Foster Smith

6,000,000

2. Bruce Hartley

2,000,000

3. Gerald Ernst

2,000,000

4. Kavita Khandelwal

2,000,000

Subsequently Management, on August 29, 2014, the Company issued 1,200,000 shares to Ken Olsen, Former CEO and director, 2,098,600 shares to Glenn Grant, CEO and director, 125,000 shares to Raymond Skaff, director, 1,648,840 shares to Nelson Riis, advisor and 6,927,560 shares to other non-related parties that have been instrumental in the progress of the company for services rendered.  The Company issued a total of 12 million shares at $0.05 per share for consulting services totaling $600,000.

There were 31,725,000 shares of common stock issued and outstanding at March 31, 2015.

NOTE 6. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTY

During the three months ended March 31, 2015, Glenn Grant, CEO and director paid certain expenses on behalf of the Company and is due reimbursement travel expenses.  As of March 31, 2015 the balance due to related party was $2,739.

NOTE PAYABLE

On December 4, 2014, Glenn Grant, advisor to the Company executed a demand note with the Company.  The note carries an Eight percent (8%) annual percentage rate.  The balance of the related party note as of March 31, 2015 and December 31, 2014 were $13,481 and $2,500, respectively.

EQUITY TRANSACTIONS

On June 15, 2013, through approval of its Board of Directors, the Company issued 6,000,000 shares, at par value $0.0001 to Glen Grant, CEO and director in exchange for services totaling $600.

On August 29, 2014 through approval of its Board of Directors, the Company issued 2,098,600 shares at $0.05 per share to Glen Grant, CEO and director in exchange for services totaling $104,930.

Atacama Resources International, Inc.

(f/k/a Arrakis Mining Research, Inc.)

Notes to Condensed Financial Statements

For the period ending March 31, 2015

(Unaudited)

NOTE 7. NOTES PAYABLE

Notes payable consisted of the following:

	March 31, 2015	December 31, 2014
Glenn Grant, CEO, President and director to the Company executed a demand note with the Company. The note carries an Eight percent (8%) annual percentage rate. Accrued interest at March 31, 2015 and December 31, 2014 was $230 and $16, respectively.	$13,481	$2,500

New Opportunity Business Solutions, Inc., a non-related party for consulting services to the Company. Atacama Resources International, Inc. (f/k/a Arrakis Mining Research, Inc.) (ARII) is a client of New Opportunity Business Solutions, Inc. The original amount of the note payable was $199,800.  The note states a 10% interest rate with no set maturity date and is due on demand. Payment of principal and interest is due on demand and is not contingent. However to the extent that the Company incurs expense to accomplish the goal of the consulting agreement, the obligation of the company shall be reduced an equal amount. The note is as support for the consulting fee which was owed by ARII but not paid as required.  Accrued interest at March 31, 2015 and December 31, 2014 was $36,077 and $31,080, respectively.

	199,878	199,800

Total notes payable	$213,359	$202,300

Current portion	$213,359	$202,300

NOTE 8. PREPAID EXPENSE

The Company paid the law offices of Clifford J. Hunt, P.A. $2,250 retainer.  The prepaid balance was $2,250 and $-0-, on March 31, 2015 and December 31, 2014, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company.   Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 10. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of March 31, 2015.

NOTE 11. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Atacama Resources International, Inc. for the period ended March 31, 2015 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties.  In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements.  Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

You should not rely on forward looking statements in this quarterly report.  This quarterly report contains forward looking statements that involve risks and uncertainties.  We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements.  Prospective investors should not place undue reliance on these forward looking statements, which apply only as of the date of this quarterly report.  Our actual results could differ materially from those anticipated in these forward-looking statements.

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

Implications of Being an Emerging Growth Company

We qualify as an emerging growth company as that term is used in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•	A requirement to have only two years of audited financial statements and only two years of related MD&A;

•	Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

•	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

•	No non-binding advisory votes on executive compensation or golden parachute arrangements.

We have already taken advantage of these reduced reporting burdens in this Form 10-Q, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.  We are choosing to utilize the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act.  This election allows our Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

We are a reporting company and file all reports required under sections 13 and 15d of the Exchange Act.

Critical Accounting Policies

We prepare our condensed financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K.

Results of Operations for the three months ended March 31, 2015 and 2014.

Revenues

The Company had no revenues during the three months ended March 31, 2015 and 2014.

Operating Expenses

Total Expenses.  Total expenses for the three months ended March 31, 2015 and 2014 were $16,506 and $91,945, respectively.  Total expenses consisted of stock based compensation of $-0- and $32,500, respectively; exploration costs of $331 and $-0-, respectively; professional fees of $8,135 and $54,450, respectively; selling, general and administrative of $2,832 and $-0-, respectively and, interest expense of $5,208 and $4,995, respectively.  The decrease in total expenses were primarily due to the completion of the S1 registration process.

Financial Condition

Total Assets.  Total assets at were $3,928 and $1,693 at March 31, 2015 and December 31, 2014.  Total assets at March 31, 2015 and December 31, 2014 consisted of cash of $1,678 and $1,693, respectively and prepaid expense of $2,250 and $-0-, respectively.  The increase in total assets was due to an increase in prepaid expense.

Total Liabilities.  Total liabilities were $288,540 and $269,799 at March 31, 2015 and December 31, 2014.  Total liabilities at March 31, 2015 and December 31, 2014 consisted of accounts payable of $36,135 and $36,400, respectively; notes payable of $213,359 and $202,300, respectively; due to related party of $2,739 and $-0-, respectively and accrued interest of $36,307 and $31,099, respectively.  Total liabilities were due to the promissory note related to consulting contracts and a payable associated with the preparation of the S1 registration statement.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the three months ending March 31, 2015 of $16,506.  The Company has an accumulated loss of $953,912 as of March 31, 2015.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of services.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due.  At March 31, 2015 we had working capital deficit of $284,612.  Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the three months ended March 31, 2015 and 2014 was ($11,074) and $-0-, respectively.   Net cash used in operating activities includes our net loss, stock issued for services, prepaid expense, accounts payable due to related party and accrued interest.

Net cash provided by financing activities for the three months ended March 31, 2015 and 2014 was $11,059 and $-0-, respectively.  Net cash provided by financing activities included proceeds from notes payable of $11,059 and $-0-, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of March 31, 2015.

Off-Balance Sheet Arrangements

We have made no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

(a)

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending March 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2015, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  However, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b)

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2014 Annual Report on Form 10K.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number and Description			Location Reference
(a)	Financial Statements		Filed herewith
(b)	Exhibits required by Item 601, Regulation S-K
(3.0)	Articles of Incorporation
	(3.1)	Initial Articles of Incorporation filed with S-1 Registration Statement on November 8, 2013.	See Exhibit Key
	(3.2)	Amendment to Articles of Incorporation dated January 15, 2015	See Exhibit Key
	(3.3)	Bylaws filed with S-1 Registration Statement on November 8, 2013	See Exhibit Key
(10.0)	Material Contracts
	(10.1)	Consulting Agreement dated June 19, 2013	See Exhibit Key
(11.0)	Statement re: computation of per share Earnings		Note 3 to Financial Stmts
(14.0)	Code of Ethics		See Exhibit Key
(31.1)	Certificate of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
(31.2)	Certificate of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Instance Document		Filed herewith
(101.SCH)	XBRL Taxonomy Ext. Schema Document		Filed herewith
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key

Exhibit Key
3.1	Incorporated by reference herein to the Company’s S-1 Registration Statement filed with the Securities and Exchange Commission on November 8, 2013.
3.2	Incorporated by reference herein to the Company’s Form 8-K Current Report filed with the Securities and Exchange Commission on January 15, 2015.
3.3	Incorporated by reference herein to the Company’s S-1 Registration Statement filed with the Securities and Exchange Commission on November 8, 2013.
10.1	Incorporated by reference herein to the Company’s S-1 Registration Statement filed with the Securities and Exchange Commission on June 19, 2013.
14.0	Incorporated by reference herein to the Company’s S-1 Registration Statement filed with the Securities and Exchange Commission on November 8, 2013.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atacama Resources International, Inc., (f/k/a Arrakis Mining Research, Inc.)

NAME	TITLE	DATE

/s/ Glenn Grant	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors	May 19, 2015
Glenn Grant