Form 10-Q
period 2015-06-30
Atacama Resources International, Inc.
filed 2015-08-13
CIK 1584618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x ). The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of August 13, 2015 was 31,725,000.

Part I.  Financial Information

Item 1.  Financial Statements.

ATACAMA RESOURCES INTERNATIONAL, INC. (f/k/a Arrakis Mining Research, Inc.) Condensed Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$128	$1,693
Prepaid expense	2,250	---
Total Current Assets	2,378	1,693

TOTAL ASSETS	$2,378	$1,693

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$41,987	$36,400
Accrued interest	41,708	31,099
Due to related party	3,664	---
Note payable – related party	17,229	2,500
Notes payable	199,878	199,800
Total Current Liabilities	304,466	269,799

TOTAL LIABILITIES	304,466	269,799

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit
Common stock: $0.0001 par value 500,000,000 authorized;
31,725,000 and 31,725,000 shares issued and outstanding, respectively	3,173	3,173
Additional paid in capital	666,127	666,127
Accumulated deficit	(971,388)	(937,406)
Total Stockholders' Deficit	(302,088)	(268,106)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,378	$1,693

See notes to unaudited condensed financial statements

ATACAMA RESOURCES INTERNATIONAL, INC. (f/k/a Arrakis Mining Research, Inc.) Condensed Statements of Operations (Unaudited)

		For the Three Months Ended				For the Six Months Ended
		June 30,				June 30,
		2015		2014		2015		2014

REVENUE	$	---	$	---	$	---	$	---

OPERATING EXPENSES
Stock based compensation		---		---		---		32,500
Exploration costs		3,748		---		4,079		---
Professional fees		5,852		51,900		13,987		106,350
Selling, general and administrative expenses		2,475		---		5,307		---
Total operating expenses		12,075		51,900		23,373		138,850

Net loss from operations		(12,075)		(51,900)		(23,373)		(138,850)

Other income (expense)
Interest expense		(5,401)		(5,050)		(10,609)		(10,045)
Net loss before income taxes		(17,476)		(56,950)		(33,982)		(148,895)

Income taxes		---		---

Net loss		$(17,476)		$(56,950)		$(33,982)		$(148,895)

Basic and diluted loss per share		$(0.00)		$(0.00)		$(0.00)		$(0.00)

Weighted average number of
shares outstanding		31,725,000		31,725,000		31,725,000		31,725,000

See notes to unaudited condensed financial statements

ATACAMA RESOURCES INTERNATIONAL, INC. (f/k/a Arrakis Mining Research, Inc.) Condensed Statements of Cash Flows (Unaudited)

		For the Six Months Ended
		June 30,
		2015		2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(33,982)		$(148,895)
Adjustment to reconcile net loss to net cash provided (used in) in operations:
Stock based compensation		---		32,500
Changes in assets and liabilities:
(Increase) decrease in operating assets:
Prepaid expense		(2,250)		94,350
Increase (decrease) in operating liabilities:
Accounts payable		5,587		9,500
Due to related party		3,664		---
Accrued interest		10,609		10,045
Net Cash provided by (used in) operating activities		(16,372)		(2,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable		14,807
Proceeds from issuances of stock		---		---
Net Cash provided by financing activates		14,807		---

Net change in cash and cash equivalents		(1,565)		(2,500)

Cash and cash equivalents
Beginning of period		1,693		6,198
End of period		$128		$3,698

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

Non-cash Transactions:
	$	---	$	---

See notes to unaudited condensed financial statements.

Atacama Resources International, Inc.

(f/k/a Arrakis Mining Research, Inc.)

Notes to Condensed Financial Statements

For the period ending June 30, 2015

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents totaled $128 at June 30, 2015 and $1,693 at December 31, 2014.

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

During the six months ending June 30, 2015 and 2014, the Company recorded exploration costs of $4,079 and $0, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015 and December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of June 30, 2015 or December 31, 2014.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at June 30, 2015 and December 31, 2014.  As of June 30, 2015, the Company had no dilutive potential common shares.

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

Share-based expense was $-0- for the six months ending June 30, 2015 and $32,500 for the six months ending June 30, 2014.

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

NOTE 4. INCOME TAXES

At June 30, 2015, the Company had a net operating loss carry–forward for Federal income tax purposes of approximately $938,888 that may be offset against future taxable income through 2032  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets   calculated at the effective rates note below, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance.

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

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6% to income before taxes), as follows:

		For the Period Ended June 30, 2015		For the Period Ended June 30, 2014
Tax expense (benefit) at the statutory rate		$(12,000)		$(40,000)
State income taxes, net of federal income tax benefit		(1,000)		(4,000)
Change in valuation allowance		13,000		44,000
Total	$	---	$	---

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

For the period ending June 30, 2015 and for the year ended December 31, 2014, the Company has net operating losses from operations. The carry forwards expire through the year 2032. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of June 30, 2015 and December 31, 2014 is as follows:

		June 30, 2015		December 31, 2014
Deferred tax assets		$365,000		$340,000
Valuation allowance		(365,000)		(340,000)
Net deferred tax asset	$	---	$	---

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the  period from inception ended December 31, 2013 through the year ended December 31, 2014.  The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest through the year ended December 31, 2014.

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

There were 31,725,000 shares of common stock issued and outstanding at June 30, 2015.

NOTE 6. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTY

During the six months ended June 30, 2015, Glenn Grant, CEO and director paid certain expenses on behalf of the Company and is due reimbursement travel expenses.  As of June 30, 2015 the balance due to related party was $3,664.

NOTE PAYABLE

On December 4, 2014, Glenn Grant, advisor to the Company executed a demand note with the Company.  The note carries an Eight percent (8%) annual percentage rate.  The balance of the related party note as of June 30, 2015 and December 31, 2014 were $17,229 and $2,500, respectively.

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

NOTE 7. NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2015	December 31, 2014
Glenn Grant, CEO, President and director to the Company executed a demand note with the Company. The note carries an Eight percent (8%) annual percentage rate. Accrued interest at June 30, 2015 and December 31, 2014 was $579 and $16, respectively.	$17,229	$2,500

New Opportunity Business Solutions, Inc., a non-related party for consulting services to the Company. Atacama Resources International, Inc. (f/k/a Arrakis Mining Research, Inc.) (ARII) is a client of New Opportunity Business Solutions, Inc. The original amount of the note payable was $199,800.  The note states a 10% interest rate with no set maturity date and is due on demand. Payment of principal and interest is due on demand and is not contingent. However to the extent that the Company incurs expense to accomplish the goal of the consulting agreement, the obligation of the company shall be reduced an equal amount. The note is as support for the consulting fee which was owed by ARII but not paid as required.  Accrued interest at June 30, 2015 and December 31, 2014 was $41,129 and $31,083, respectively.

	199,878	199,800

Total notes payable	$217,107	$202,300

Current portion	$217,107	$202,300

NOTE 8. PREPAID EXPENSE

The Company paid the law offices of Clifford J. Hunt, P.A. $2,250 retainer.  The prepaid balance was $2,250 and $-0-, on June 30, 2015 and December 31, 2014, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company.   Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 10. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of June 30, 2015.

NOTE 11. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Atacama Resources International, Inc. for the period ended June 30, 2015 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties.  In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements.  Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Our Business Overview

Atacama Resources International, Inc., a Florida corporation, (the "Company") provides consulting services to companies and individuals participating in the mining industry.  The Company offers services intended to introduce and connect interested investors in North America with attractive early stage mining opportunities in Chile.  We have conducted our operations primarily in the mining friendly regions of The United States of America, Canada, and Chile.

Plan of Operation

Our plan of operation for the next twelve months will be to expand our client base. We market our consulting services to small and medium size businesses. As we continue to grow we will need to raise additional funds. We do anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. We do not have need for the purchase of any property or equipment at this time. Atacama Resources International, Inc. will not have any significant changes in the current number of employees.

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

Results of Operations for the three months ended June 30, 2015 and 2014.

Revenues

The Company had no revenues during the three months ended June 30, 2015 and 2014.

Operating Expenses

Total Expenses.  Total expenses for the three months ended June 30, 2015 and 2014 were $17,476 and $56,950, respectively.  Total expenses consisted of exploration costs of $3,748 and $-0-, respectively; professional fees of $5,852 and $51,900, respectively; selling, general and administrative of $2,475 and $-0-, respectively and, interest expense of $5,401 and $5,050, respectively.  The decrease in total expenses was primarily due to the completion of the S1 registration process.

Results of Operations for the six months ended June 30, 2015 and 2014.

Revenues

The Company had no revenues during the six months ended June 30, 2015 and 2014.

Operating Expenses

Total Expenses.  Total expenses for the six months ended June 30, 2015 and 2014 were $33,982 and $148,895, respectively.  Total expenses consisted of stock based compensation of $-0- and $32,500, respectively; exploration costs of $4,079 and $-0-, respectively; professional fees of $13,987 and $106,350, respectively; selling, general and administrative of $5,307 and $-0-, respectively and, interest expense of $10,609 and $10,045, respectively.  The decrease in total expenses was primarily due to the completion of the S1 registration process.

Financial Condition

Total Assets.  Total assets at were $2,378 and $1,693 at June 30, 2015 and December 31, 2014.  Total assets at June 30, 2015 and December 31, 2014 consisted of cash of $128 and $1,693, respectively and prepaid expense of $2,250 and $-0-, respectively.  The increase in total assets was due to an increase in prepaid expense.

Total Liabilities.  Total liabilities were $304,466 and $269,799 at June 30, 2015 and December 31, 2014.  Total liabilities at June 30, 2015 and December 31, 2014 consisted of accounts payable of $41,987 and $36,400, respectively; notes payable of $217,107 and $202,300, respectively; due to related party of $3,664 and $-0-, respectively and accrued interest of $41,708 and $31,099, respectively.  Total liabilities were due to the promissory note related to consulting contracts and a payable associated with the preparation of the S1 registration statement.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the six months ending June 30, 2015 of $33,982.  The Company has an accumulated loss of $971,388 as of June 30, 2015.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of services.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due.  At June 30, 2015 we had working capital deficit of $302,088.  Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the six months ended June 30, 2015 and 2014 was ($16,372) and ($2,500), respectively.   Net cash used in operating activities includes our net loss, stock issued for services, prepaid expense, accounts payable, due to related party and accrued interest.

Net cash provided by financing activities for the six months ended June 30, 2015 and 2014 was $14,807 and $-0-, respectively.  Net cash provided by financing activities included proceeds from notes payable of $14,807 and $-0-, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of June 30, 2015.

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

With respect to the period ending June 30, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2015, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b)

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

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

Atacama Resources International, Inc., (f/k/a Arrakis Mining Research, Inc.)

NAME	TITLE	DATE

/s/ Glenn Grant	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors	August 13, 2015
Glenn Grant