Form 10-Q
period 2015-09-30
Atacama Resources International, Inc.
filed 2015-11-20
CIK 1584618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x ). The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of November 20, 2015 was 97,558,334.

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Part I. Financial Information

Item 1.  Financial Statements.

ATACAMA RESOURCES INTERNATIONAL, INC. (f/k/a Arrakis Mining Research, Inc.) Condensed Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$20,098	$1,693
Prepaid expense	2,250	---
Total Current Assets	22,348	1,693

TOTAL ASSETS	$22,348	$1,693

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$35,796	$36,400
Accrued interest	47,440	31,099
Due to related party	3,664	---
Note payable – related party	74,069	2,500
Notes payable	199,880	199,800
Total Current Liabilities	360,849	269,799

TOTAL LIABILITIES	360,849	269,799

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit
Common stock: $0.0001 par value 500,000,000 authorized;
97,588,334 and 31,725,000 shares issued and outstanding, respectively	9,754	3,173
Additional paid in capital	686,094	666,127
Accumulated deficit	(1,034.349)	(937,406)
Total Stockholders' Deficit	(338,501)	(268,106)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$22,348	$1,693

See notes to unaudited condensed financial statements

ATACAMA RESOURCES INTERNATIONAL, INC. (f/k/a Arrakis Mining Research, Inc.) Condensed Statements of Operations (Unaudited)

		For the Three Months Ended				For the Nine Months Ended
		September 30,				September 30
		2015		2014		2015		2014

REVENUE	$	---	$	---	$	---	$	---

OPERATING EXPENSES
Stock based compensation		6,550		598,800		6,550		631,300
Exploration costs		37,317		---		41,397		---
Professional fees		9,500		11,500		23,565		117,850
Selling, general and administrative expenses		3,747		---		8,915		---
Total operating expenses		57,114		610,300		80,427		749,150

Net loss from operations		(57,114)		(610,300)		(80,427)		(749,150)

Other income (expense)
Interest expense		(5,847)		(5,106)		(16,516)		(15,151)
Net loss before income taxes		(62,961)		(615,406)		(96,943)		(764,301)

Income taxes		---		---		---		---

Net loss		$(62,961)		$(615,406)		$(96,943)		$(764,301)

Basic and diluted loss per share		$(0.00)		$(0.00)		$(0.00)		$(0.00)

Weighted average number of
shares outstanding		63,404,348		31,725,000		42,400,824		31,725,000

See notes to unaudited condensed financial statements

ATACAMA RESOURCES INTERNATIONAL, INC. (f/k/a Arrakis Mining Research, Inc.) Condensed Statements of Cash Flows (Unaudited)

		For the Nine Months Ended
		September 30,
		2015		2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(96,943)		$(764,301)
Adjustment to reconcile net loss to net cash provided (used in) in operations:
Stock based compensation		6,550		631,300
Changes in assets and liabilities:
(Increase) decrease in operating assets:
Prepaid expense		(2,250)		94,350
Increase (decrease) in operating liabilities:
Accounts payable		(604)		21,000
Due to related party		3,664		---
Accrued interest		16,341		15,151
Net Cash provided by (used in) operating activities		(73,242)		(2,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable		71,647
Proceeds from issuances of stock		20,000		---
Net Cash provided by financing activates		91,647		---

Net change in cash and cash equivalents		18,405		(2,500)

Cash and cash equivalents
Beginning of period		1,693		6,198
End of period		$20,098		$3,698

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

Non-cash Transactions:
	$	---	$	---

See notes to unaudited condensed financial statements.

Atacama Resources International, Inc.

(f/k/a Arrakis Mining Research, Inc.)

Notes to Condensed Financial Statements

For the period ending September 30, 2015

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents totaled $20,098 at September 30, 2015 and $1,693 at December 31, 2014.

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

During the nine months ending September 30, 2015 and 2014, the Company recorded exploration costs of $41,397 and $0, respectively.

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

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

• Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

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

•Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015 and December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of September 30, 2015 or December 31, 2014.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at September 30, 2015 and December 31, 2014.  As of September 30, 2015, the Company had no dilutive potential common shares.

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

Share-based expense was $6,550 for the three and nine months ending September 30, 2015, $598,800 for the three months ending September 30, 2014 and $631,300 for the nine months ending September 30, 2014.

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

NOTE 4. INCOME TAXES

At September 30, 2015, the Company had a net operating loss carry–forward for Federal income tax purposes of approximately $1,034,349 that may be offset against future taxable income through 2032  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets   calculated at the effective rates note below, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance.

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

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6% to income before taxes), as follows:

		For the Period Ended September 30, 2015		For the Period Ended September 30, 2014
Tax expense (benefit) at the statutory rate		$(84,600)		$(43,200)
State income taxes, net of federal income tax benefit		(9,400)		(4,800)
Change in valuation allowance		94,000		48,000
Total	$	---	$	---

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

For the period ending September 30, 2015 and for the year ended December 31, 2014, the Company has net operating losses from operations. The carry forwards expire through the year 2032. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of September 30, 2015 and December 31, 2014 is as follows:

		September 30 2015		December 31, 2014
Deferred tax assets		$410,000		$340,000
Valuation allowance		(410,000)		(340,000)
Net deferred tax asset	$	---	$	---

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

On August 29, 2014, the Company issued at $0.0001 per share 1,200,000 shares to Ken Olsen, Former CEO and director, 2,098,600 shares to Glenn Grant, CEO and director, 125,000 shares to Raymond Skaff, director, 1,648,840 shares to Nelson Riis, advisor and 6,927,560 shares to other non-related parties that have been instrumental in the progress of the company for services rendered.  The Company issued a total of 12 million shares at $0.05 per share for consulting services totaling $600,000.

On August 7, 2015, the Company issued, at $0.0001 per share, 12,000,000 shares to 1172321 Alberta Ltd., a related party, 12,000,000 shares to 1778928 Alberta Ltd., a non-related party, 12,000,000 shares to BOWER Solutions, a related party, 2,400,000 shares to Nelson Riis, advisor, 8,400,000 shares to Daniel Finch, COO and director, 2,400,000 shares to Arnold Allsopp, advisor and 2,400,000 shares to Seal River Exploration, Ltd., a non-related party, that have been instrumental in the progress of the company for services rendered.

On September 21, 2015, the Company issued, at $0.0001 per share, 3,600,000 shares to Dianne Finch, a related party, 10,000,000 shares to Richard Roy, CFO and director, and 300,000 shares to Tammy Kaleta, a non-related party for exchange of services instrumental to the progress of the company.

On September 21, 2015, the Company issued 333,333 shares at $0.06 per share to a non-related party for $20,000

There were 97,588,334 shares of common stock issued and outstanding at September 30, 2015.

NOTE 6. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTY

During the nine months ended September 30, 2015, Glenn Grant, CEO and director paid certain expenses on behalf of the Company and is due reimbursement travel expenses.  As of September 30, 2015 the balance due to related party was $3,664.

NOTE PAYABLE

On December 4, 2014, Glenn Grant, advisor to the Company executed a demand note with the Company.  The note carries an Eight percent (8%) annual percentage rate.  The balance of the related party note as of September 30, 2015 and December 31, 2014 were $74,069 and $2,500, respectively.

EQUITY TRANSACTIONS

On August 29, 2014 through approval of its Board of Directors, the Company issued 2,098,600 shares at $0.05 per share to Glen Grant, CEO and director in exchange for services totaling $104,930.

On August 7, 2015 through approval of its Board of Directors, the Company issued at par value $0.0001 the followings shares to related parties for exchange of services instrumental to the progress of the company:

1172321 Alberta Ltd

12,000,000 shares

1778928 Alberta Ltd.

12,000,000 shares

Bower Solutions Ltd.

12,000,000 shares

Daniel Finch (COO and director)

  8,400,000 shares

 On September 21, 2015 through approval of its Board of Directors, the Company issued at par value $0.0001  3,600,000 shares to Dianne Finch and 10,000,000 shares to Richard Roy, CFO and director  for exchange of services instrumental to the progress of the company.

NOTE 7. NOTES PAYABLE

	September 30, 2015	December 31, 2014
Glenn Grant, CEO, President and director to the Company executed a demand note with the Company. The note carries an Eight percent (8%) annual percentage rate. Accrued interest at September 30, 2015 and December 31, 2014 was $1,203 and $16, respectively.	$74,069	$2,500

New Opportunity Business Solutions, Inc., a non-related party for consulting services to the Company. Atacama Resources International, Inc. (f/k/a Arrakis Mining Research, Inc.) (ARII) is a client of New Opportunity Business Solutions, Inc. The original amount of the note payable was $199,800.  The note states a 10% interest rate with no set maturity date and is due on demand. Payment of principal and interest is due on demand and is not contingent. However to the extent that the Company incurs expense to accomplish the goal of the consulting agreement, the obligation of the company shall be reduced an equal amount. The note is as support for the consulting fee which was owed by ARII but not paid as required.  Accrued interest at September 30, 2015 and December 31, 2014 was $46,237 and $31,083, respectively.

	199,880	199,800

Total notes payable	$273,949	$202,300

Current portion	$273,949	$202,300

Notes payable consisted of the following:

NOTE 8. PREPAID EXPENSE

The Company paid the law offices of Clifford J. Hunt, P.A. $2,250 retainer.  The prepaid balance was $2,250 and $-0-, on September 30, 2015 and December 31, 2014, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company.   Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 10. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of September 30, 2015.

NOTE 11. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Atacama Resources International, Inc. for the period ended September 30, 2015 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties.  In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements.  Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Results of Operations for the three months ended September 30, 2015 and 2014.

The Company did not record any revenues during the three months ended September 30, 2015.  We expensed stock based compensation expenses of $6,550.  We expensed exploration costs of $37,317, professional fees of $9,500, and selling, general and administrative expenses of $3,747, resulting in total operating expenses of $57,114.  We accrued interest expenses of $5,847.  As a result, we had a net loss of $62,961 for the three months ended September 30, 2015.

Comparatively, the Company did not record any revenues during the three months ended September 30, 2014.  We expensed stock based compensation of $598,800 and professional fees of $11,500, resulting in total operating expenses of $610,300.  We accrued interest expenses of $5,106, resulting in a net loss of $615,406 for the three months ended September 30, 2014.

The $552,445, or 89.7%, decrease in net loss for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 is primarily due to reduced professional fees and stock based compensation during the three months ended September 30, 2015.

Results of Operations for the nine months ended September 30, 2015 and 2014.

For the nine months ended September 30, 2015, we did not record any revenues.  We expensed stock based compensation of $6,550 and exploration costs of $41,397.  We expensed professional fees of $23,565 and selling, general and administrative expenses of $8,915, resulting in total operating expenses of $80,427.  We accrued interest expenses of $16,516.  As a result, we had a net loss of $96,943 for the nine months ended September 30, 2015.

Comparatively, for the nine months ended September 30, 2014, we did not record any revenues.  We expensed stock based compensation of $631,300 and professional fees of $117,850, resulting in total operating expenses of $749,150.  We accrued interest expenses of $15,151.  As a result, we had a net loss of $764,301 for the nine months ended September 30, 2014.

The $667,358, or 87.3%, decrease in net loss for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is primarily due to decreased stock based compensation expenses and professional fees during the nine months ended September 30, 2015.  Our stock based compensation expenses decreased by $624,750, or 98.97%, and our professional fee expenses decreased by $94,285, or 80%.

Financial Condition

Total Assets.  Total assets at were $22,348 and $1,693 at September 30, 2015 and December 31, 2014.  Total assets at September 30, 2015 and December 31, 2014 consisted of cash of $20,098 and $1,693, respectively and prepaid expense of $2,250 and $-0-, respectively.  The increase in total assets was due to an increase in prepaid expense.

Total Liabilities.  Total liabilities were $360,849 and $269,799 at September 30, 2015 and December 31, 2014.  Total liabilities at September 30, 2015 and December 31, 2014 consisted of accounts payable of $35,796 and $36,400, respectively; notes payable of $273,949 and $202,300, respectively; due to related party of $3,664 and $-0-, respectively and accrued interest of $47,440 and $31,099, respectively.  Total liabilities were due to the promissory note related to consulting contracts and a payable associated with the preparation of the S1 registration statement.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the nine months ending September 30, 2015 of $96,943.  The Company has an accumulated loss of $1,034,349 as of September 30, 2015.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of services.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due.  At September 30, 2015 we had working capital deficit of $338,501.  Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the nine months ended September 30, 2015 and 2014 was ($73,242) and ($2,500), respectively.   Net cash used in operating activities includes our net loss, stock issued for services, prepaid expense, accounts payable, due to related party and accrued interest.

Net cash provided by financing activities for the nine months ended September 30, 2015 and 2014 was $91,647 and $-0-, respectively.  Net cash provided by financing activities included proceeds from notes payable of $91,647 and $-0-, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of September 30, 2015.

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

With respect to the period ending September 30, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2015, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, have added a Chief Financial Officer to oversee the financial information at multiple levels. As a result, the Company is satisfied that its disclosure controls and procedures were  effective.  Though there may be material weaknesses from a  lack of a majority of outside directors on the board of directors, the placement of a Chief Financial Officer has compensated for this weakness. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b)

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 7, 2015, the Company issued 12,000,000 shares to 1172321 Alberta Ltd., a related party that is owned by Glenn Grant, our principal executive officer, for services rendered relative to setting up the Company valued at $1,200.  These shares are exempt from registration under Section 4(a)(2).  Glenn Grant has enough knowledge and experience to be considered a sophisticated investor, has had access to the type of information normally provided in a prospectus for a registered securities offering, and has agreed not to resell or distribute the securities to the public.

On August 7, 2015, the Company issued 12,000,000 shares to 1778928 Alberta Ltd., a related party that is owned by Glenn Grant, our principal executive officer, for services rendered relative to setting up the Company valued at $1,200.  These shares are exempt from registration under Section 4(a)(2).  Glenn Grant has enough knowledge and experience to be considered a sophisticated investor, has had access to the type of information normally provided in a prospectus for a registered securities offering, and has agreed not to resell or distribute the securities to the public.

On August 7, 2015, the Company issued 12,000,000 shares to BOWER Solutions, a related party that is owned by Glenn Grant, our principal executive officer, for services rendered relative to setting up the Company valued at $1,200.  These shares are exempt from registration under Section 4(a)(2).  Glenn Grant has enough knowledge and experience to be considered a sophisticated investor, has had access to the type of information normally provided in a prospectus for a registered securities offering, and has agreed not to resell or distribute the securities to the public.

On August 7, 2015, the Company issued 2,400,000 shares to Nelson Riis as compensation for advisory services valued at $240.  These shares are exempt from registration under Section 4(a)(2).  Nelson Riis has enough knowledge and experience to be considered a sophisticated investor, has had access to the type of information normally provided in a prospectus for a registered securities offering, and has agreed not to resell or distribute the securities to the public.

On August 7, 2015, the Company issued 8,400,000 shares to Daniel Finch for services rendered relative to setting up the Company valued at $840.  These shares are exempt from registration under Section 4(a)(2).  Daniel Finch has enough knowledge and experience to be considered a sophisticated investor, has had access to the type of information normally provided in a prospectus for a registered securities offering, and has agreed not to resell or distribute the securities to the public.

On August 7, 2015, the Company issued 10,000,000 shares to Richard Roy for services rendered relative to setting up the Company valued at $1,000.  These shares are exempt from registration under Section 4(a)(2).  Richard Roy has enough knowledge and experience to be considered a sophisticated investor, has had access to the type of information normally provided in a prospectus for a registered securities offering, and has agreed not to resell or distribute the securities to the public.

On August 7, 2015, the Company issued 2,400,000 shares to Arnold Allsopp as compensation for setting up and running the exploration of the Ontario mining properties, which is valued at $240.  These shares are exempt from registration under Section 4(a)(2).  Arnold Allsopp has enough knowledge and experience to be considered a sophisticated investor, has had access to the type of information normally provided in a prospectus for a registered securities offering, and has agreed not to resell or distribute the securities to the public.

On August 7, 2015, the Company issued 2,400,000 shares to Seal River Exploration, Ltd., a non-related company, for services rendered valued at $240.  These shares are exempt from registration under Section 4(a)(2).  Seal River Exploration, Ltd. has enough knowledge and experience to be considered a sophisticated investor, has had access to the type of information normally provided in a prospectus for a registered securities offering, and has agreed not to resell or distribute the securities to the public.

On September 21, 2015, the Company issued 3,600,000 shares to Dianne Finch, a related party, for services instrumental to the progress of the Company valued at $360.  These shares are exempt from registration under Section 4(a)(2).  Dianne Finch has enough knowledge and experience to be considered a sophisticated investor, has had access to the type of information normally provided in a prospectus for a registered securities offering, and has agreed not to resell or distribute the securities to the public.

On September 21, 2015, the Company issued 10,000,000 shares to Richard Roy, our CFO and director, for services instrumental to the progress of the Company valued at $1,000.  These shares are exempt from registration under Section 4(a)(2).  Richard Roy has enough knowledge and experience to be considered a sophisticated investor, has had access to the type of information normally provided in a prospectus for a registered securities offering, and has agreed not to resell or distribute the securities to the public.

On September 21, 2015, the Company issued 300,000 shares to Tammy Kaleta, a non-related party, for services instrumental to the progress of the Company valued at $360.  These shares are exempt from registration under Section 4(a)(2).  Tammy Kaleta has enough knowledge and experience to be considered a sophisticated investor, has had access to the type of information normally provided in a prospectus for a registered securities offering, and has agreed not to resell or distribute the securities to the public.

On September 21, 2015, the Company issued 333,333 shares to a non-related party at a rate of $0.06 per share in return for $20,000.  These shares are exempt from registration under Section 4(a)(2).  This party has enough knowledge and experience to be considered a sophisticated investor, has had access to the type of information normally provided in a prospectus for a registered securities offering, and has agreed not to resell or distribute the securities to the public.

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

Atacama Resources International, Inc., (f/k/a Arrakis Mining Research, Inc.)

NAME	TITLE	DATE

/s/ Glenn Grant	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors	November 20, 2015
Glenn Grant