Form 10-K
period 2015-12-31
Atacama Resources International, Inc.
filed 2016-04-21
CIK 1584618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015

or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission File Number: 333-192217

ATACAMA RESOURCES INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Florida	46-3105245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10820 68th Place
Kenosha, WI 53142	(613) 868-6157
(Address of Principal Executive Offices)	(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ]  No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes [ ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting registrant.

(Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell registrant (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.0001 par value common stock held by non-affiliates of the registrant at June 30, 2015 was approximately $1,593.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s only class of common stock, as of April 21, 2016 was 114,755,001 shares of its $.0001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

  None.

Atacama Resources International, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2015

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K of Atacama Resources International, Inc. for the year ended December 31, 2015 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

PART I

Item 1: Business

Atacama Resources International, Inc., (hereinafter “the Company”) is a company incorporated in the State of Florida in June 2013. We were formed as a consultant to the Mining industry. The Mining industry is subject to constant change due to market trends, thereby making it extremely competitive.  However, the Company made the decision in 2015 to further enter the mining industry by actually staking claims and working acquired mining properties.  The Company has also made the management decision to acquire other high tech products and companies as appropriate to enhance the value of the company.  Accordingly, the Company is now an emerging diversified US public company. This includes holding and working precious metal properties in the Kirkland Lake region in Ontario, Canada. The company also offers executive advisory relating to growing microcap companies through the going public process.  Lastly, the company acquired Good2Drive, Inc., a newly formed US corporation that developed and owns a smartphone App called Good2Drive for both Apple and Android smartphones that measures the driver’s cognitive ability to drive vehicles safely on the nation’s highways and byways.

Overview, Mining – the Company’ mining interests include forty two claims in a 1680 acre mine in the high mineral content Kirkland Lake area of Ontario. This mine is less than two miles from the Kirkland Lake Gold, Inc. mining operation that has a long and successful history of recovering high concentrations of gold.  The Company’s mine is easily accessible from TransCanada Highway 11, a major north-south highway in Ontario.  The mine is also near a train line and airstrips.  The nearby towns of Swastika and Kirkland Lakes will provide abundant opportunities for employees for the mine.  The mine has been leased through 2032 and the taxes are current.  The focus of the exploration will be for copper/gold and graphite.  However zinc, platinum and palladium have been found on the property and will be mined if proven commercially viable.  Geophysical testing has determined the preferred survey grid, two holes have been drilled, several hundred core samples have been taken and the samples are being assayed at this time.

Overview, Good2Drive, Inc. - The Good2Drive app is hosted on both Apple and Android smartphone and consists of a 30-45 second test developed by a Stanford professor that measures alertness in terms of short term memory and reaction time and notifies the responsible party that the user has taken the test, and whether he/she fails or passes.  Our first priority and initial product offering is focusing on young drivers and parents working together to make driving the family vehicles much safer and commercial drivers and employers working together to make the nation’s highways safer for all drivers. The result is to save thousands of lives on the road in the United States, Canada and other countries around the world.

It is important to describe the science of the pioneering Good2Drive alertness test.  If Good2Drive can replace the breathalyzer for alcohol while adding conclusive criteria regarding marijuana and other impairment issues, the impact on our nation’s roads will be immeasurable.  With several states now having legal marijuana and more states to follow, marijuana will become a more serious issue in regard to driver impairment.  When we add to that the millions of people using prescription and illegal drugs that clearly diminish the person’s ability to avoid accidents in emergency situations and we have to conclude that roads will become unsafe at an alarming rate.  Lastly, the issue of driver fatigue for commercial drivers who are on the road too long and the issue of any driver who suffers from lack of sleep and we have a common denominator.  These people can be a danger in any driving situation and a way must be found to find these people before they are involved in a vehicular accident.  Scientific studies have been published for thirty years that indicate a positive correlation between alertness, short term memory and reaction time to outside stimulus.  More recent studies have determined that any specific condition, whether caused by elevated alcohol levels in the blood stream, the use of marijuana and other drugs or simply the lack of sleep and fatigue will affect short term memory and reaction time.  This vastly reduced reaction time will virtually always increase the risk of having an accident while on the road.  This is the basis for the Company’s Good2Drive test.

Overview, Consulting – the Company is focused on both mining operations in Canada and managing and selling Good2Drive in both the United States and Canada.  However, the consulting activities will be maintained as required to satisfy the needs of potential clients.  These activities may include:

-

International and domestic corporate development strategies; Strategic and financial partnering;

-

Mergers and acquisitions;

ARII has been doing business since inception, June 2013. Originally formed to do any and all legal business, the intent of the corporation was to specialize in corporate development and growth management consultation. However, in 2015 the focus of the company changed to actually managing mining operations and acquiring, managing and selling smartphone Apps. We are not a “blank check company” as such term is defined in Securities and Exchange Commission Rule 419.  We are a company with minimal revenues and limited operations but both the mining operation and revenue prospects for Good2Drive in 2016 are significant. The Company does now and will continue to include advisory services but the corporate focus is on managing successful gold mining operations and creating and selling smartphone Apps. The Company is always looking at potential acquisitions and any acquisitions that the Company may make in the future would be of companies similar in nature to our own, operating in similar or complementary industry segments or geographic location to enhance the Company with new growth opportunities and a competitive advantage.

We believe that our conduct to date evidences significant, bona fide business operations and a scenario that is wholly inapposite to any attempt to create the mere appearance of a specific business plan and effort to avoid the application of Rule 419.

Our general business strategy is to market our services to markets primarily in mining friendly regions of the United States of America. Our strategically located business development efforts are well positioned to benefit from the continuing need for our services, sales of smartphone Apps and managing mining operations.  We recognize that current market conditions are extremely challenging.  Accordingly, we have adapted our business plan and strategy with the goal of protecting liquidity, enhancing our balance sheet and positioning ourselves for future growth when market conditions improve.  In connection with this strategy, we have adopted a conservative approach and our principal business strategy is to utilize our sales expertise to:

-

Sell consulting services throughout selected regions of the United States, Canada, and Chile;

-

provide consistently reliable high-quality service;

-

aggressively manage operating costs to maintain and improve operating margins;

-

expand business by improving, enhancing and expanding sales, gaining new customers;

-

pursue complementary “bolt on” growth opportunities having acceptable risks and returns; and

-

generate consistent revenue, operating margins, earnings and cash flows.

Item 1A.  Risk Factors

Because we are a smaller reporting company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

NONE

Item 2. Properties

We do not own any real property. Our principal business office is located at 1200 South Pine Island Road, Plantation, Florida 33324.  The owners of our offices do not presently receive any remuneration for the use of the offices. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 6 months, until our business plan is more fully implemented. As a result of our method of operations and business plan, we do not currently require personnel other than Mr. Grant, CEO, Mr. Finch, COO and Mr. Roy, CFO to conduct our business. In the future, we anticipate requiring additional office space and additional personnel; however, it is unknown at this time how much space or how many individuals will be required.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings nor are any contemplated by us at this time.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

    Item 5(a)

a)  Market Information.  There is presently no public market for our common stock.  There is no assurance that a trading market will develop, or, if developed, that it will be sustained.  A purchaser of shares may, therefore, find it difficult to resell our securities offered herein should he or she desire to do so when eligible for public resale

b)  Holders.  At April 21, 2016, there were approximately 65 shareholders of the registrant.

c)  Dividends.  Since inception we have not paid any dividends on our common stock.  We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock.  Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.  Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, that our Board of Directors may deem relevant.

d)  Securities authorized for issuance under equity compensation plans.  Not applicable.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.

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

1. Foster Smith

6,000,000

2. Bruce Hartley

2,000,000

3. Gerald Ernst

2,000,000

4. Kavita Khandelwal

2,000,000

On August 29, 2014, the Company issued at $.0001 per share 1,200,000 shares to Ken Olsen, Former CEO and director, 2,098,600 shares to Glenn Grant, CEO and director, 125,000 shares to Raymond Skaff, director, 1,648,840 shares to Nelson Riis, advisor and 6,927,560 shares to other non-related parties that have been instrumental in the progress of the company for services rendered.  The Company issued a total of 12 million shares at a par value of $0.001 per share for consulting services totaling $1,200.

On August 7, 2015, the Company issued 12,000,000 shares to 1172321 Alberta Ltd., a related party, 12,000,000 shares to 1778928 Alberta Ltd., a related party, 12,000,000 shares to BOWER Solutions, a related party, 8,400,000 shares to Daniel Finch, COO and director, 2,400,000 shares to Nelson Riis, advisor, 2,400,000 shares to Arnold Allsopp, advisor and 2,400,000 shares to Seal River Exploration Ltd., a non-related party that have been instrumental in the progress of the company for services rendered.

On September 21, 2015, the Company issued at $0.0001 per share 3,600,000 shares to Dianne Finch, a related party, 10,000,000 shares to Richard Roy, CFO and director, and 300,000 shares to Tammy Kaleta, a non-related party for exchange of services instrumental to the progress of the company.

On September 21, 2015, the Company issued 333,333 shares at $0.06 per share to Don Swartz, a non- related party for $20,000.

On October 31, 2015, the Company issued 100,000 shares at $0.10 Canadian per share to Shawn Rich, a non-related party for $10,000 Canadian.

On December 10, 2015, the Company issued 16,500,000 shares at $0.10 per share to Engaged Mobility LLC, a related company, for the purchase of Good2Drive LLC.

On December 18, 2015, the Company issued 25,000 shares at $0.13 Canadian per share to Bob Fisher, a non-related party, for $3,250 Canadian; 25,000 shares at $0.13 Canadian per share to Lynda Fisher, a non-related party, for $3,250 Canadian.

There were 114,208,334 common shares issued and outstanding at December 31, 2015.

All of the above securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 to sophisticated investors.

    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c)  Purchases of Equity Securities by the issuer and affiliated purchasers.

During 2015 and 2014, we repurchased no common shares.

Item 6.  Selected Financial Data.

We qualify as a smaller reporting company, as defined by Rule 229.10(f)(1) and are not required to provide the information required by this Item.

Item 7.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Our Business - Overview

ARII is an operating company that provides consulting services to companies and individuals participating in the mining industry, manages actual mining operations and owns and sells smartphone Apps. We have conducted our mining operations in the Kirkland Lake region of Ontario, Canada,

Plan of Operation

Our plan of operation for the next twelve months is to expand our client base to the extent that we pursue the corporate advisory market in the mining sector and continue to acquire mining claims, run geophysical testing, core drilling, analysis and assays to determine proven reserves appropriate steps to take in actual mining processes.  We will also develop international marketing and sales strategies for our Good2Drive App. As we continue to grow, we will need to raise additional funds. We do anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. We do not have need for the purchase of any property or equipment at this time. ARII will not have any significant changes in the current number of employees.

Our plan of operation for the next twelve months is to raise capital to continue to expand our operations.  We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(a)(2) of the Securities Act of 1933.

In order to continue as a going concern, we will need, among other things, additional capital resources.  Management’s plan to obtain such resources include, obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses.  However, management cannot provide any assurance that we will be successful in accomplishing any of its plans.

12 Month Growth Strategy and Milestones

While a strategic and wisely executed marketing campaign is key to expanding our customer base; providing innovative strategies developed and implemented for our clients and customers, will provide a solid platform upon which our operations will continue to grow and deliver long-term success.

Note: The following milestones are based on our business development strategy.

0-3 Months	Initiate revenue targets for the sale/subscription of Good2Drive.
Complete assay results for the first two drills at Atacama one mine site.
Produce marketing materials and explore online marketing options.
Research and determine future priority market opportunities
Establish marketing and communications strategy.
4-6 Months	Build business development and support team.
Create expanded growth and corporate development strategy for business expansion in certain US regions that have been identified as high-potential market opportunities for the company.
Implement Investor Relations program.
Implement a communication schedule for internal and external stakeholders in accordance with SEC guidelines and best practices.
7-9 Months	Expand Board of Directors to include independent directors.
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

Results of Consolidated Operations for the year ended December 31, 2015 and for the year ended December 31, 2014.

Consolidated Revenues

The Company had no revenues during the year ended December 31, 2015 or for the year ended December 31, 2014.

Consolidated Operating Expenses

Total Expenses.  Total operating expenses for the year ended December 31, 2015 were $254,492 and $163,355 for the year ended December 31, 2014. Total operating expenses consisted of stock based compensation of $6,550 and $32,500, respectively; exploration costs of $194,690 and $2,000, respectively; professional fees of $45,216 and $128,850, respectively; selling, general and administrative of $8,036 and $5, respectively.

Other expenses consist of interest expense of $28,424 and $20,276, respectively and foreign exchange (gain) loss of $2,088 and $-0-, respectively. The increase in total expenses was primarily due to increased exploration costs from soil and core sampling in the mining property.

Consolidated Financial Condition

Total Assets.  Total assets were $176,593 and 1,693 at December 31, 2015 and 2014.  Total assets at December 31, 2015 and 2014 consisted of cash of $8,477; $1,693, respectively; prepaid expense of $3,894 and $-0-, respectively; and investments of $9,222 and $-0- respectively; and intangible asset of $155,000 and $-0- respectively.  Total assets were due to cash received via subscription agreements and a consulting contract. The prepaid expense was due to a legal retainer payment. The investment was due to purchased mineral rights of $9,222 and the intangible asset was due to the acquisition of an application company, Good2Drive LLC of $155,000.

Total Liabilities. Total liabilities were $635,842 and $269,799 at December 31, 2015 and 2014. Total liabilities at December 31, 2015 and 2014 consisted of accounts payable of $290,702 and $36,400, respectively; note payable of $276,984 and $202,300, respectively; due to related party of $8,803 and accrued interest of $59,353 and $31,099, respectively.  Total liabilities were due to the promissory note related to consulting contracts, exploration costs and a payable associated with the preparation of the S1 registration statement.

Consolidated Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the year ending December 31, 2015 of $285,004.  The Company had an accumulated loss of $621,522 as of December 31, 2015.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of services.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due. At December 31, 2015 we had working capital deficit of $623,471. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the year ended December 31, 2015 was ($97,704) and ($7,005) for the year ended December 31, 2014.  Net cash used in operating activities includes our net loss, stock issued for services, prepaid expense, accounts payable and accrued interest.

Net cash provided for financing activities for the year ended December 31, 2015 was $115,798 and $2,500 for the year ended December 31, 2014.  Net cash used for financing activities included proceeds from related party of $8,803 and $-0-, respectively, proceeds from notes payable of $74,684 and $2,500, respectively and proceeds from the issuance of common stock of $32,311 and $-0-, respectively.

Net cash provided for investing activities for the year ended December 31, 2015 was $(9,222) and $-0- for the year ended December 31, 2014.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing.  However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability.  Our plan of operation for the next twelve months is to raise capital to continue to expand our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities after the completion of this offering.  We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933.  In order to continue as a going concern, we will need, among other things, additional capital resources.  Management’s plan to obtain such resources include, obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses.  However, management cannot provide any assurance that we will be successful in accomplishing any of its plans.

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2015.

Off-Balance Sheet Arrangements

We have made no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, changes in consolidates financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

Atacama Resources International, Inc.

Index to

Financial Statements

STEVENSON & COMPANY CPAS LLC A PCAOB Registered Accounting Firm	12421 N Florida Ave. Suite.113 Tampa, FL 33612 {813)443-0619

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Atacama Resources International, Inc.

We have audited the accompanying balance sheet of Atacama Resources International, Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ deficiency, and cash flows for the years ended December 31, 2015 and 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atacama Resources International, Inc. as of  December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stevenson & Company CPAS LLC

Stevenson & Company CPAS LLC

Tampa, Florida

April 19, 2016

PCAOB Registered
AICPA Member

ATACAMA RESOURCES INTERNATIONAL, INC.

December 31, 2015 and 2014

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$ 8,477	$ 1,693
Prepaid expenses	3,894	0
Total Current Assets	12,371	1,693

Investment	9,222	0
Intangible asset - Good2Drive LLC	155,000	0
	164,222	0

TOTAL ASSETS	$176,593	$ 1,693

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$190,702	$36,400
Payable for Good2Drive LLC Acquisition	100,000	0
Accrued interest	59,353	31,099
Due to related party	8,803	0
Note payable - related party	77,104	2,500
Notes payable	199,880	199,800
Total Current Liabilities	635,842	269,799

Total Liabilities	635,842	269,799

Stockholders' Deficit
Common stock: $0.0001 par value 500,000,000 authorized; 114,208,334 and 31,725,000 shares issued and outstanding, respectively	11,421	3,173
Additional paid in capital	152,940	67,327
Other comprehensive income	(2,088)	0
Accumulated deficit	(621,522)	(338,606)
Total Stockholders' Deficit	(459,249)	(268,106)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 176,593	$ 1,693

The accompanying notes are an integral part of these consolidated financial statements.

ATACAMA RESOURCES INTERNATIONAL, INC.

For the Years Ended December 31, 2015 and 2014

Consolidated Statements of Operations

	Year ended December 31, 2015	Year ended December 31, 2014
REVENUE	$ 0	$ 0

OPERATING EXPENSE
Stock based compensation	6,550	32,500
Exploration costs	194,690	2,000
Professional fees	45,216	128,850
Selling, general and administrative expenses	8,036	5
Total operating expenses	254,492	163,355

Net loss from operations	(254,492)	(163,355)

Other income (expense)
Interest expense	(28,424)	(20,276)
Income tax	0	0

Net Income (Loss)	(282,916)	(183,631)

Foreign exchange (loss)	(2,088)	0

Comprehensive (loss)	$(285,004)	$(183,631)

Basic and diluted loss per share	$ (0.005)	$ (0.006)

Weighted average number of shares outstanding	57,222,991	31,519,589

The accompanying notes are an integral part of these consolidated financial statements.

ATACAMA RESOURCES INTERNATIONAL, INC.

Consolidated Statements Changes in Stockholders’ Deficit

For the Years Ended December 31, 2015 and 2014

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance December 31, 2013	31,400,000	$3,140	$34,860	$(154,975)	$ 0	$(116,975)

Issued 325,000 shares of common stock for consulting services March 2014.	325,000	33	32,467	0	0	32,500
Cancellation of 12 million shares of common stock for certain individuals for non-performance. August 2014. Shares were originally issued at par.	(12,000,000)	(1,200)	0	0	0	(1,200)
Issued 12 million shares of common stock for services. August 2014.	12,000,000	1,200	0	0	0	1,200
Net loss				(183,631)	0	(183,631)

Balance, December 31, 2014	31,725,000	$3,173	$67,327	$(338,606)	$ 0	$(268,106)

Issued 42,400,000 shares of common stock to certain officers and directors for services. September, 2015.	42,400,000	4,240	0	0	0	4,240
Issued 23,100,000 shares of common stock for consulting services. August, 2015.	23,100,000	2,310	0	0	0	2,310
Sale of 483,334 shares of common stock for cash to various investors. December, 2015.	483,334	48	32,263	0	0	32,311
Issued 16,500,000 shares of common stock for acquiring Good2Drive LLC. December, 2015.	16,500,000	1,650	53,350	0	0	55,000
Net loss				(282,916)	0	(282,916)
Foreign exchange (loss)					(2,088)	(2,088)

Balance, December 31, 2015	114,208,334	$11,421	$152,940	$(621,522)	$(2,088)	$(459,249)

The accompanying notes are an integral part of these consolidated financial statements.

ATACAMA RESOURCES INTERNATIONAL, INC.

For the Years Ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows

	Year ended December 31, 2015	Year ended December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(282,916)	$(183,631)
Adjustment to reconcile net loss to net cash provided (used in) operations
Stock based compensation	6,550	32,500
Changes in assets and liabilities
(Increase) decrease in operating assets:
Prepaid expense	(3,894)	94,350
Increase (decrease) in operating liabilities:
Accounts payable	154,302	29,500
Accrued interest	28,254	20,276
Net cash provided by (used in) operating activities	(97,704)	(7,005)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral rights	(9,222)	0
Net cash provided by (used in) investing activities	(9,222)	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party	8,803	0
Proceeds from notes payable	74,684	2,500
Proceeds from issuance of stock	32,311	0
Net cash provided by financing activities	115,798	2,500

Foreign Currency Translation	(2,088)	0

Net change in cash and cash equivalents	6,784	(4,505)

Cash and cash equivalents
Beginning of period	$ 1,693	$ 6,198
End of period	$ 8,477	$ 1,693

Supplemental cash flow information
Cash paid for interest	$ 0	$ 0
Cash paid for taxes	$ 0	$ 0

Non-cash transactions
Purchase of Good2Drive LLC	155,000	0

The accompanying notes are an integral part of these consolidated financial statements.

Atacama Resources International, Inc.

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2015 and 2014

NOTE 1. NATURE OF BUSINESS

ORGANIZATION

Atacama Resources International, Inc., f/k/a Arrakis Mining Research, Inc. (hereinafter “the Company”) is a company incorporated in the State of Florida in June 2013. We were originally formed as a consultant to the mining industry.  The mining industry is subject to constant change due to market trends, thereby making it extremely competitive. The mining industry is complex, because several segments are regulated by both federal and state governments. ARII’s approach assists general business operations with the growth and development, international expansion and marketing aspects of their business, allowing our potential customers to focus on the business aspects of operations. By using the services provided by ARII, our clients are free to focus on compliance with regulations within their industry, and to complete their primary business goals.

During the year, Atacama Resources International Inc. purchase 100% of Good2Drive LLC, a smartphone application company that establishes a baseline to test driver’s alertness. The acquisition includes the rights to two filed patent applications. The financial operations of Good2Drive LLC have been consolidated in the December 31, 2015 audited financial statements of Atacama Resources International Inc.

NOTE 2. GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

FINANICAL STATEMENTS

The accompanying audited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the consolidated financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

BASIS OF PRESENTATION AND USE OF ESTIMATES

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents totaled $8,477 at December 31, 2015 and $1,693 at December 31, 2014.

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

During the year ended December 31, 2015 and 2014, the Company recorded exploration costs of $194,690 and $2,000, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015 and December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of December 31, 2015 or December 31, 2014.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2015 and December 31, 2014.  As of December 31, 2015, the Company had no dilutive potential common shares.

SHARE-BASED EXPENSE

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the consolidated financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

Share-based expense was $6,550 for the year ended December 31, 2015 and $32,500 for the ended December 31, 2014.

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

NOTE 4. INCOME TAXES

At December 31, 2015, the Company had a net operating loss carry–forward for Federal income tax purposes of approximately $621,522 that may be offset against future taxable income through 2032  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets   calculated at the effective rates note below, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance.

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

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6% to income before taxes), as follows:

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Tax expense (benefit) at the statutory rate	$(96,901)	$(62,435)
State income taxes, net of federal income tax benefit	(10,260)	(6,610)
Change in valuation allowance	107,161	69,045
Total	$ 0	$ 0

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

For the period ending December 31, 2015 and for the year ended December 31, 2014, the Company has net operating losses from operations. The carry forwards expire through the year 2032. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of December 31, 2015 and December 31, 2014 is as follows:

	December 31, 2015	December 31, 2014
Deferred tax assets	$233,800	$127,000
Valuation allowance	(233,800)	(127,000)
Net deferred tax assets	$ 0	$ 0

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the period from inception ended December 31, 2013 through the year ended December 31, 2015.  The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest through the year ended December 31, 2015.

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

On August 29, 2014, the Company issued at $0.0001 per share 1,200,000 shares to Ken Olsen, Former CEO and director, 2,098,600 shares to Glenn Grant, CEO and director, 125,000 shares to Raymond Skaff, director, 1,648,840 shares to Nelson Riis, advisor and 6,927,560 shares to other non-related parties that have been instrumental in the progress of the company for services rendered.  The Company issued a total of 12 million shares at par value of $0.0001 per share for consulting services totaling $1,200.

On August 7, 2015, the Company issued at $0.0001 per share 12,000,000 shares to 1172321 Alberta Ltd., a related party, 12,000,000 shares to BOWER Solutions, a related party, 8,400,000 shares to Daniel Finch, COO and director, and on September 21, 2015, 10,000,000 shares to Richard Roy, CFO and director for services that have been instrumental in the progress of the company.

On August 7, 2015, the Company issued at $0.0001 per share 12,000,000 shares to 1778928 Alberta Ltd., a related party, 2,400,000 shares to Nelson Riis, advisor, 2,400,000 shares to Arnold Allsopp, advisor and 2,400,000 shares to Seal River Exploration Ltd., a non-related party, and on September 21, 2015, 3,600,000 shares to Dianne Finch, a related party, and 300,000 shares to Tammy Kaleta, a non-related party for exchange of services instrumental to the progress of the company.

On September 21, 2015, the Company issued 333,333 shares at $0.06 per share to Don Swartz, a non- related party for $20,000.

On October 31, 2015, the Company issued 100,000 shares at $0.10 Canadian per share to Shawn Rich, a non-related party for $10,000 Canadian.

On December 18, 2015, the Company issued 25,000 shares at $0.13 Canadian per share to Bob Fisher, a non-related party, for $3,250 Canadian; 25,000 shares at $0.13 Canadian per share to Lynda Fisher, a non-related party, for $3,250 Canadian.

On December 10, 2015, the Company issued 16,500,000 shares at $0.00939 per share to Engaged Mobility LLC, a related company, for the purchase of Good2Drive LLC.

There were 114,208,334 shares of common stock issued and outstanding at December 31, 2015.

NOTE 6. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTY

During the year ended December 31, 2015, Glenn Grant, CEO and director paid certain expenses on behalf of the Company and is due reimbursement travel expenses.  As of December 31, 2015 the balance due to related party was $8,803.

NOTE PAYABLE

On December 4, 2014, Glenn Grant, advisor to the Company executed a demand note with the Company.  The note carries an Eight percent (8%) annual percentage rate.  The balance of the related party note as of December 31, 2015 and December 31, 2014 were $77,104 and $2,500, respectively.

INTANGIBLE ASSET

During the year, the Company purchased 100% of Good2Drive LLC in exchange for cash and common stock of Atacama Resources International Inc. The total cost of the acquisition is $155,000. The negotiation and acquisition was directed by Dan Finch, COO of Atacama Resources International Inc., who held a five (5%) interest in Good2Drive LLC.

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

1172321 Alberta Ltd.                     12,000,000 shares

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

NOTE 7. NOTES PAYABLE

	December 31, 2015	December 31, 2014
Glenn Grant, CEO, President and director to the Company executed a demand note with the Company. The note carries an Eight percent (8%) annual percentage rate. Accrued interest at December 31, 2015 and December 31, 2014 was $2,168 and $-0-, respectively.	$77,104	$2,500

New Opportunity Business Solutions, Inc., a non-related party for consulting services to the Company. Atacama Resources International, Inc. (ARII) is a client of New Opportunity Business Solutions, Inc. The original amount of the note payable was $199,800.  The note states a 10% interest rate with no set maturity date and is due on demand. Payment of principal and interest is due on demand and is not contingent. However to the extent that the Company incurs expense to accomplish the goal of the consulting agreement, the obligation of the company shall be reduced an equal amount. The note is as support for the consulting fee which was owed by ARII but not paid as required.  Accrued interest at December 31, 2015 and December 31, 2014 was $57,185 and $31,099, respectively.

	199,880	199,800

Total notes payable	$276,984	$202,300

Current portion	$276,984	$202,300

NOTE 8. PREPAID EXPENSE

The Company paid the law offices of Clifford J. Hunt, P.A. $2,250 retainer.  The prepaid balance was $3,894 and $-0-, on December 31, 2015 and December 31, 2014, respectively.

NOTE 9.  INVESTMENTS

	December 31, 2015	December 31, 2014
Allsopp Properties: Mineral Rights acquired in the Kirkland Lake Gold’s Macassa mine Complex Ontario Canada. Consists of 1,680 acres.	$9,222	$ 0

NOTE 10.  INTANGIBLE ASSETS

On December 10, 2015, the Company purchased Good2Drive LLC. from Engaged Mobility LLC for a cost of $155,000. The purchase was made by issuing 16,500,000 shares of Atacama International Resources Inc. at $0.00939 per share. Good2Drive, which also includes Good2Roll and Good2Pilot, is a smartphone application that establishes a baseline to test driver’s alertness.

NOTE 11. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be a party to litigation matters involving claims against the Company.   Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 12. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of December 31, 2015.

NOTE 13. SUBSEQUENT AND SIGNIGICANT EVENTS

SUBSEQUENT EVENTS:

Management has evaluated subsequent events through the date the consolidated financial statements were issued.

The Company has entered into negotiations with a group of companies to purchase the exclusive license to nanotechnology developed by SolRayo for the purpose of improving lithium-ion battery technologies (“Nanotech”); as well as the developed technologies related to radio frequency identification (“RFID”) tags.

The Company received approval from FINRA to use the Company’s new stock symbol: ACRL and has full reporting status with the SEC. Shares in ACRL will be listed on the OTC Markets website as Pink Current Information until it eventually moves to the OTCQB.

As of April 12, 2016, the Company has issued 466,667 of additional common stock for $30,000. Therefore, the total amount of common stock issued and outstanding as of April 12, 2016 is 114,775,001.

NOTE 14. CHANGE IN ACCOUNTING ESTIMATE

At December 31, 2014, the Company issued 12,000,000 common shares to various stockholders in lieu of cash for services instrumental to the progress of the Company. Since the Company at the time had no market for the stock and the Company is currently not trading, the valuation was deemed to be overstated. As a result, the issued common shares were restated at par, $0.001 per share.

Item 9.  Changes In and Disagreements with Accountants On Accounting And Financial Disclosure

1) Previous Independent Auditors:

On July 1, 2015, the Company dismissed DKM Certified Public Accountant (“DKM”) as their registered independent public accountant.  On July 1, 2015, the Company engaged Stevenson & Company CPAS LLC (“Stevenson”) as its new registered independent public accountant.

For the year ended December 31, 2014, DKM’s report did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles, except that the report contained an explanatory paragraph stating that there was substantial doubt about the registrant’s ability to continue as a going concern.

The decision to dismiss DKM and to engage Stevenson was approved by the Company’s board of directors.

Through the period covered by the financial audit for the year ended December 31, 2014 there have been no disagreements with DKM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of DKM would have caused them to make reference thereto in their report on the financial statements.  For the interim period through July 1, 2015 (the date of dismissal), there have been no disagreements with DKM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of DKM would have caused them to make reference thereto in their report on the financial statements.

During the year ended December 31, 2014 and the interim period through July 1, 2015, there have been no reportable events between the registrant and DKM as set forth in Item 304(a)(1)(v) of Regulation S-K.

2) New Independent Accountants:

On July 1, 2015, the Company engaged Stevenson & Company CPAS LLC, as its new registered independent public accountant.  During the year ended December 31, 2014 and 2013 and prior to July 1, 2015 (the date of the new engagement), we did not consult with Stevenson regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by Stevenson, in either case where written or oral advice provided by Stevenson would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 9a.  Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidates financial statements for external purposes in accordance with the U.S. generally accepted accounting principles.

As of December 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the consolidated financial statements and other information presented herewith are materially correct.

As of December 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective so as to timely identify, correct and disclose information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the consolidated financial statements and other information presented herewith are materially correct.

The management, including its principal executive officer and principal financial officer, does not expect that its disclosure controls and procedures, or its internal controls over financial reporting will prevent all error and all fraud. A control system no matter how well conceived and operated, can provide only reasonable not absolute assurance that the objectives of the control system are met.  Further, the design of control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any within the Company have been detected.

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

Change in internal controls

We have not made any significant changes to our internal controls subsequent to the evaluation date. We have identified weaknesses, but have implemented strategies that include the use of external consultants as a part of our review process.  We believe that our internal controls over financial reporting will provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Item 9b.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The names and ages of our directors and executive officers are set forth below. Our bylaws provide for not less than one and not more than fifteen directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

NAME	AGE	POSITIONS HELD	SINCE
Kenneth Olson	53	Former CEO
Glenn Grant	69	CEO, CAO, Director	January 2015 to present
Daniel Finch	73	COO, Director	June 2015 to present
Richard Roy	53	CFO, Director	September 2015 to present

Business Experience of Officers, Directors and Significant Employees

Glenn Grant

Glenn B. Grant, CEO became CEO and director of Atacama Resources International Inc. in January 2015.

Glenn presently serves in that position with no specified ending date.

During the last 5 years Glenn has managed the operations of BOWER SOLUTIONS LIMITED which he owns and he operates in the capacity of an oilfield consulting firm.

Glenn holds a Construction Engineering Degree from the Middleham University which was completed May 25, 1995.

Daniel Finch

Daniel Finch was named COO of Atacama Resources on June 15, 2015 and elected to the board of directors of Atacama Resources by board resolution on July 15, 2015. He serves at the pleasure of the board with no specified ending date.

During the last five years Dan Finch has served as:

VP Administration, Americas Technologies Solutions, Inc. from January 1, 2009 to present.  Mr. Finch handles the United States activities for this RFID company that does business primarily in Brazil.

COO, Revolutionary Tracker, LLC from February 1, 2011 to November 1, 2013.  Dan Finch managed the development of a GPS based smart watch for the child safety market.

VP Corporate Development, Soellingen Advisory Group, from September 15, 2013 to January 25, 2015. Finch provided corporate advisory services for selected clients in North America.

In addition to the above positions Daniel Finch served as a managing partner for Engaged Mobility, LLC between January 1, 2015 and March 8, 2016 and as a member of the board of directors for Enable IPC from January 1, 2011 to the present.

Mr. Finch graduated from the Indiana Institute of Technology with a BS in Physics in June 1963 and an MBA from the Booth School of Business, the University of Chicago in December 1969.

Richard Roy

Richard Roy obtained his Bachelor of Commerce from the University of Alberta, Canada in 1991 and has been a member of the Institute of Chartered Accountants of Alberta and Certified General Accountants of Alberta since 1995.  With over 25 years of experience in both the public and private sectors, Mr. Roy brings a broad knowledge base to the organization including finance, accounting, audit, taxation, entrepreneurial and corporate restructuring.

While focusing on the public sector since 1991, Mr. Roy has owned his own accounting practice of Beco Accounting & Financial Inc., as well as Bean Counters Enterprises Inc. since 2006 and has managed a client base of approximately $1,000,000. In 2005, Mr. Roy held the position of controller for Northstar Energy  Services Inc., a bridge construction and pile installation company, and brought it into prosperity during its origin.  Northstar Energy Services Inc. has since went public and was acquired by Quanta Services Inc. As of September 22, 2015, Mr. Roy holds the title of Chief Financial Officer and Director of Atacama Resources International Inc.

The above named directors will serve in their capacity as director until our next annual shareholder meeting to be held within six months of our fiscal year's close.  Directors are elected for one-year terms.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, no director, officer or beneficial owner of more than ten percent of any class of our equity securities, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2015.

Code of Ethics Policy

We previously adopted a Code of Ethics that was attached as an exhibit to our Form S-1 filed with the SEC on November 8, 2013.

Corporate Governance

The Board of Directors acts as the Audit Committee, and the Board has no separate committees.  The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate.  Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  The Company intends to continue to search for a qualified individual to hire.

Family Relationships

There are no family relationships between our officers and directors.

Involvement in Certain Legal Proceedings

None of our directors, executive officers and control persons has been involved in any of the following events during the past ten years:

•

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

•

Any conviction in a criminal proceeding or being subject to any pending criminal proceeding (excluding traffic violations and other minor offenses);

•

Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

•

Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Meetings and Committees of the Board of Directors

We do not have a nominating committee of the Board of Directors, or any committee performing similar functions.  Nominees for election as a director are selected by the Board of Directors.

The audit committee is comprised a three directors being the CEO, COO and CFO of the company. The company financial reporting is prepared by the company’s CFO and reviewed by the other directors of the company.  Furthermore, our entire board of directors is aware of the importance of the financial and accounting due diligence that must be undertaken in furtherance of our business and they intend to conduct a comprehensive accounting financial analysis of the Company’s business.

Compensation Committee Interlocks and Insider Participation

As of December 31, 2015, our Board of Directors consisted of Messrs. Grant, Finch and Roy. At present, the Board of Directors has not established any committees other than an audit committee.

Director Compensation

There are currently no compensation arrangements in place for members of the Board of Directors.

Item 11.  Executive Compensation

The following table sets forth information concerning the annual and long term compensation of our Chief Executive Officer, and the executive officers who served a the end of the fiscal year December 31, 2015 and 2014, for services rendered in all capacities to us. The listed individuals shall hereinafter be referred to as the “Named Executive Officers.”  Currently, we have no employment agreements with any of our Directors or Officers.  All of our directors are unpaid.  Compensation for the future will be determined when and if additional funding is obtained.

	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Nonqualified deferred compensation	All other compensation	Total
Name and Principal Position (1)	($)	($)	($)	($)	($)	($)	($)	($)	($)
Kenneth Olsen - Former CEO	2015	0	0	0	0	0	0	0	0
	2014	0	0	60,000	0	0	0	0	60,000
Glenn Grant - President, CEO	2015	0	0	1,200	0	0	0	0	1,200
	2014	0	0	104,930	0	0	0	0	104,930

(1) There are no employment contracts with Messrs. Grant, Finch and Roy at this time.  Nor are there any agreements for compensation in the future.  A salary and stock option and/or warrants program may be developed in the future.

	Fees Earned or Pain in Cash	Stock Awards	Option Awards	Non-Equity Inventive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Kenneth Olsen, Former CEO, Director	2015	0	0	0	0	0	0
	2014	60,000	0	0	0	0	60,000
Glenn Grant, President, CEO, Director	2015	1,200	0	0	0	0	1,200
	2014	104,930	0	0	0	0	104,930
Dan Finch, COO	2015	1,200	0	0	0	0	1,200
	2014	0	0	0	0	0	0
Richard Roy	2015	1,000	0	0	0	0	1,000
	2014	0	0	0	0	0	0

Item 12.  Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of April 21, 2016, and our officers and directors, individually and as a group.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable.  Subject to community property laws, where applicable, the persons or entities named below have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Name and Address	Number of Shares	Percentage of Outstanding Common Shares
Richard Roy	10,000,000	8.76%
7718-106 Street
Grande Prairies, AB T8W 2H5

Glenn Grant	8,098,600	7.09%
PO Box 217
Killam, AB T0B 2L0

Daniel Finch	8,525,000	7.46%
10820 68th Place
Kenosha, WI 53142

All Executive Officers and Directors as a Group (3 persons)	26,623,600	23.30%

Nelson Riis	10,048,840	8.80%
18 Kippewa Drive
Ottowa, ON K1S 3G4

Based upon 114,755,001 outstanding common shares as of April 21, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following were all awarded shares as of December 31, 2015 and are held in escrow pending satisfactory performance.

Shareholder	Number of shares	Price paid per share	Consideration paid
Ken Olsen	7,200,000	$0.0251	Services (1)
Glenn Grant	8,098,600	$0.0251	Services (2)
Denise Hughes	4,092,560	$0.0251	Services (2)
Nelson Riis	7,648,840 (3)	$0.0251	Services (2)
Soellingen Advisory Group, Inc. (David Haig)	3,450,000 (3)	$0.0251	Services (2)
William Webb	125,000 (3)	$0.0251	Services (2)
Daniel Finch	125,000 (3)	$0.0251	Services (2)
Ray Skaff	125,000 (3)	$0.0251	Services (2)

(1)

Ken Olsen has expended several months of time and expense in preparing the business for launch, including, but not limited to, marketing, client acquisition, establishing our network, forming strategic alliances, raising capital, and formulating strategy.  There is no written agreement with Mr. Olsen and his shares were issued as Founder of the Company.

(2)

Glenn Grant, William Webb, Daniel Finch, Ray Skaff and Nelson Riis have given many hours of consultation with Mr. Olsen, our CEO, in the past regarding the business model and are experienced in the mining industry.  All parties have agreed to serve in an advisory capacity in the future.  There are no current contractual obligations

(3)

Messr’s Riis, Haig (Soellingen Advisory Group, Inc.), Webb, Finch and Skaff also bought 20,000 shares at $0.025 per shares by subscription agreement.

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

Item 14. Principal Accounting Fees and Services

The Company’s audit committee has appointed Stevenson & Company CPAS LLC to complete the audit for the December 31, 2015 and 2014 years. The normal functions of the audit committee are handled by the board of directors.

	2015	2014
Audit Fees	$10,600	$-0-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on   audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees - This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

Board of Directors Report

The Board of Directors has reviewed and discussed with the registrant's management and independent auditor the audited consolidated financial statements of the registrant’s contained in the registrant's Annual Report on Form 10-K for the registrant's fiscal year ended December 31, 2015.  The Board has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the registrant's consolidated financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent auditor required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor's communications with the Board concerning independence, and has discussed with its independent auditor its independence from the registrant.

The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements in the registrant's Annual Report on Form 10-K for its fiscal year ending December 31, 2015 for filing with the SEC.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2015 and 2014

Statements of Operations for the years ended December 31, 2015 and 2014

Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2015 and 2014

Statements of Cash Flows for the years ended December 31, 2015 and 2014

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

NO.	DESCRIPTION	FILED WITH	DATE FILED
3.1	Articles of Incorporation	Form S-1	November 8, 2013
3.2	Certificate of Amendment		January 15, 2015
3.3	Bylaws	Form S-1	November 8, 2013
10.1	Consulting agreement	Form S-1	June 19, 2013
14.0	Code of Ethics	Form S-1	November 8, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATACAMA RESOURCES INTERNATIONAL, INC.

BY: /s/ Glenn Grant

Glenn Grant

Chief Executive Officer, Chief Accounting Officer,

Secretary and Chairman of the Board

Dated: April 21, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY: /s/ Glenn Grant

Glenn Grant

Chief Executive Officer, Chief Accounting Officer,

Secretary and Chairman of the Board

Dated: April 21, 2016

BY: /s/ Daniel Finch

Daniel Finch

Chief Operating Officer, Director

Dated: April 21, 2016

BY: /s/ Richard Roy

Richard Roy

Chief Financial Officer, Director

Dated: April 21, 2016