Form 10-Q
period 2016-03-31
Atacama Resources International, Inc.
filed 2016-05-16
CIK 1584618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x ). The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of May 16, 2016 was 115,300,001.

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Part I.  Financial Information

Item 1.  Financial Statements.

ATACAMA RESOURCES INTERNATIONAL, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$ 1,049	$ 8,477
Prepaid expenses	3,894	3,894
Total Current Assets	4,943	12,371

Investment	9,222	9,222
Intangible asset	155,000	155,000
	164,222	164,222

TOTAL ASSETS	$169,165	$176,593

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$161,577	$190,702
Payable for Good2Drive LLC Acquisition	75,000	100,000
Accrued interest	68,560	59,353
Due to related party	18,716	8,803
Note payable - related party	108,380	77,104
Notes payable	199,880	199,880
Total Current Liabilities	632,113	635,842

Total Liabilities	632,113	635,842
COMMITMENTS AND CONTINGENCIES
Stockholders' Deficit
Common stock: $0.0001 par value 500,000,000 authorized; 114,800,001 and 114,208,334 shares issued and outstanding, respectively	11,427	11,421
Additional paid in capital	179,836	152,940
Other comprehensive income	3,977	(2,088)
Accumulated deficit	(658,188)	(621,522)
Total Stockholders' Deficit	(462,948)	(459,249)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 169,165	$ 176,593

The accompanying notes are an integral part of these consolidated financial statements

ATACAMA RESOURCES INTERNATIONAL, INC.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
REVENUE	$ 0	$ 0

OPERATING EXPENSE
Exploration costs	13,190	331
Professional fees	13,918	8,135
Selling, general and administrative expenses	93	2,832
Total operating expenses	27,201	11,298

Net loss from operations	(27,201)	(11,298)

Other income (expense)
Interest expense	(9,465)	(5,208)
Income tax	0	0

Net Income (Loss)	(36,666)	(16,506)

Foreign exchange (loss)	6,065	0

Comprehensive (loss)	$(30,601)	$(16,506)

Basic and diluted loss per share	$(0.001)	$(0.001)

Weighted average number of shares outstanding	114,379,538	31,725,000

The accompanying notes are an integral part of these consolidated financial statements

ATACAMA RESOURCES INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,666)	$(16,506)
Changes in assets and liabilities:
(Increase) decrease in operating assets:
Prepaid expense	0	(2,250)
Increase (decrease) in operating liabilities:
Accounts payable	(54,125)	(265)
Accrued interest	9,207	5,208
Net cash provided by (used in) operating activities	(81,584)	(13,813)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Good2Drive LLC	0	0
Purchase of mineral rights	0	0
Net cash provided by (used in) investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party	9,914	2,739
Proceeds from notes payable	31,276	11,059
Proceeds from issuance of stock	26,901	0
Net cash provided by financing activities	68,091	13,798

Foreign Currency Translation	6,065	0

Net change in cash and cash equivalents	(7,428)	(15)

Cash and cash equivalents
Beginning of period	$8,477	$1,693
End of period	$1,049	$1,678

Supplemental cash flow information
Cash paid for interest	$ 0	$ 0
Cash paid for taxes	$ 0	$ 0

The accompanying notes are an integral part of these consolidated financial statements

Atacama Resources International, Inc.

Notes to the Consolidated Financial Statements

For the period ending March 31, 2016

(unaudited)

NOTE 1. NATURE OF BUSINESS

ORGANIZATION

Atacama Resources International, Inc. (hereinafter “ARII”) is a company incorporated in the State of Florida in June 2013. We were formed as a consultant to the mining industry.  The mining industry is subject to constant change due to market trends, thereby making it extremely competitive. The mining industry is complex, because several segments are regulated by both federal and state governments. ARII’s approach assists general business operations with the growth and development, international expansion and marketing aspects of their business, allowing our potential customers to focus on the business aspects of operations. By using the services provided by ARII, our clients are free to focus on compliance with regulations within their industry, and to complete their primary business goals.

Atacama Resources International Inc. purchase 100% of Good2Drive LLC, a smartphone application company that establishes a baseline to test driver’s alertness, in December 2015.  The acquisition includes the rights to two filed patent applications. The financial operations of Good2Drive LLC have been consolidated in the unaudited financial statements of Atacama Resources International Inc.

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

UNAUDITED INTERIM FINANICAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles. For complete financial statements please refer to our 2015 Annual Report on Form 10-K, filed on April 21, 2016.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents totaled $1,049 at March 31, 2016 and $8,477 at December 31, 2015.

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

During the three months ending March 31, 2016 and 2015, the Company recorded exploration costs of $13,190 and $331, respectively.

RELATED PARTIES

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.  Related party transactions are summarized in Note 7.

FINANCIAL INSTRUMENTS

The Company’s consolidated balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016 and December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of March 31, 2016 or December 31, 2015.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2016 and December 31, 2015.  As of March 31, 2016, the Company had no dilutive potential common shares.

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

Share-based expense was $-0- for the three months ending March 31, 2016; $-0- for the three months ending March 31, 2015.

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

NOTE 4. PREPAID EXPENSE

The Company’s prepaid expense consists of a retainer fee paid the law offices of Clifford J. Hunt, P.A. of $2,250 retainer and a last month rental fee for a storage facility of $1,644.  The prepaid balance was $3,894 and $3,894, on March 31, 2016 and December 31, 2015, respectively.

NOTE 5.  INVESTMENTS

	March 31, 2016	December 31, 2015
Allsopp Properties: Mineral Rights acquired in the Kirkland Lake Gold’s Macassa mine Complex Ontario Canada. Consists of 1,680 acres.	$ 9,222	$ 9,222

NOTE 6.  INTANGIBLE ASSET

The Company purchased Good2Drive LLC. from Engaged Mobility LLC for a cost of $155,000. The purchase was made by issuing 16,500,000 shares of Atacama International Resources Inc. Good2Drive, which also includes Good2Roll and Good2Pilot, is a smartphone application that establishes a baseline to test driver’s alertness.

NOTE 7. NOTES PAYABLE

	March 31, 2016	December 31, 2015
Glenn Grant, CEO, President and director to the Company executed a demand note with the Company. The note carries an Eight percent (8%) annual percentage rate. Accrued interest at March 31, 2016 and December 31, 2015 was $4,896 and $2,168, respectively.	$108,380	$77,104

New Opportunity Business Solutions, Inc., a non-related party for consulting services to the Company. Atacama Resources International, Inc. (ARII) is a client of New Opportunity Business Solutions, Inc. The original amount of the note payable was $199,800.  The note states a 10% interest rate with no set maturity date and is due on demand. Payment of principal and interest is due on demand and is not contingent. However to the extent that the Company incurs expense to accomplish the goal of the consulting agreement, the obligation of the company shall be reduced an equal amount. The note is as support for the consulting fee which was owed by ARII but not paid as required.  Accrued interest at March 31, 2016 and December 31, 2015 was $63,663 and $57,185, respectively.

	199,880	199,800

Total notes payable	$293,260	$276,984

Current portion	$293,260	$276,984

NOTE 8. INCOME TAXES

At March 31, 2016, the Company had a net operating loss carry–forward for Federal income tax purposes of approximately $599,661 that may be offset against future taxable income through 2032  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets   calculated at the effective rates note below, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance.

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

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6% to income before taxes), as follows:

		For the Period Ended March 31, 2016		For the Period Ended March 31, 2015
Tax expense (benefit) at the statutory rate		$(10,404)		$(5,612)
State income taxes, net of federal income tax benefit		(1,102)		(594)
Change in valuation allowance		11,506		6,206
Total	$	---	$	---

The tax effects of the temporary differences between reportable consolidated financial statement income and taxable income are recognized as deferred tax assets and liabilities.

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

For the period ending March 31, 2016 and for the year ended December 31, 2015, the Company has net operating losses from operations. The carry forwards expire through the year 2032. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of March 31, 2016 and December 31, 2015 is as follows:

		March 31, 2016		December 31, 2015
Deferred tax assets		$225,475		$233,800
Valuation allowance		(225,475)		(233,800)
Net deferred tax asset	$	---	$	---

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the period from inception ended December 31, 2013 through the year ended December 31, 2015.  The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest through the year ended December 31, 2015.

NOTE 9. SHAREHOLDERS’ EQUITY

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

On January 27, 2016, the Company issued 25,000 shares at $0.10 per share to Ben Stewart, a non-related party for $2,500.

On March 4, 2016, the Company issued 100,000 shares at $0.10 per share to Kort Clair, a non-related party for $10,000 and 100,000 shares at $0.10 per share to Karen Clair, a non-related party for $10,000.

On March 8, 2016, the Company issued 266,667 shares at $0.04 per share to Don Swartz, a non-related party for $10,000 and 100,000 shares at $0.05 per share to Shawn Rich, a non-related party for $5,000.

There were 114,800,001 shares of common stock issued and outstanding at March 31, 2016.

NOTE 10. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

During the three months ended March 31, 2016, Glenn Grant, CEO and director paid certain expenses on behalf of the Company and is due reimbursement. As of March 31, 2016 the balance due to the related party was $16,550.

 During the three month ended March 31, 2016, Richard Roy, CFO and director paid for certain operating expenses on behalf of the Company and is due reimbursement. As of March 31, 2016, the balance due to the related party was $2,166.

NOTE PAYABLE

On December 4, 2014, Glenn Grant, advisor to the Company executed a demand note with the Company.  The note carries an Eight percent (8%) annual percentage rate.  The balance of the related party note as of March 31, 2016 and December 31, 2015 were $108,380 and $77,104, respectively.

INTANGIBLE ASSET

In December 2015, the Company purchased 100% of Good2Drive LLC in exchange for cash and common stock of Atacama Resources International Inc. The total cost of the acquisition is $155,000. The negotiation and acquisition was directed by Dan Finch, COO of Atacama Resources International Inc., who held a five (5%) interest in Good2Drive LLC.

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

NOTE 11. COMMITMENTS AND CONTINGENCIES

There are no commitments and contingencies of the Company as of March 31, 2016.

NOTE 12. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of March 31, 2016.

NOTE 13. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the consolidated financial statements were issued.

The Company received approval from FINRA to use the Company’s new stock symbol: ACRL and has full reporting status with the SEC. Shares in ACRL will be listed on the OTC Markets website as Pink Current Information until it eventually moves to the OTCQB.

As of May 10, 2016, the Company has issued 500,000 of additional common stock for $50,000. Therefore, the total amount of common stock issued and outstanding as of May 10, 2016 is 115,300,001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Atacama Resources International, Inc. for the period ended March 31, 2016 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties.  In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements.  Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the consolidated financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report on Form 10-K.

Results of Consolidated Operations for the three months ended March 31, 2016 and 2015.

The Company did not record any revenues during the three months ended March 31, 2016. We expensed exploration costs of $13,190, professional fees of $13,918, and selling and administrative costs of $93, resulting in total operating expenses of $27,201. We accrued interest expenses of $9,465 and foreign exchange gains of $6,065. As a result, we had a net comprehensive loss of $30,601 for the three months ended March 31, 2016.

Comparatively, the Company did not record any revenues during the three months ended March 31, 2015. We expensed exploration costs of $331, professional fees of $8,135, and selling and administrative costs of $2,832, resulting in total operating expenses of $11,298. We accrued interest expenses of $5,208, resulting in a net loss of $16,506 for the three months ended March 31, 2015.

The $14,095, or 85.3%, increase in net comprehensive loss for the three months ended March 31, 2015 compared to the three months ended March 31, 2015 is primarily due to increase exploration costs during the three months ended March 31, 2016.

Consolidated Financial Condition

Total Assets.  Total assets at were $169,165 and $176,593 at March 31, 2016 and December 31, 2015.  Total assets at March 31, 2016 and December 31, 2015 consisted of cash of $1,049 and $8,477, respectively; prepaid expense of $3,894 and $3,894, respectively; investments of $9,222 and $9,222, respectively; and intangible assets of $155,000 and $155,000, respectively.  Total assets were due to cash received via subscription agreements and a consulting contract. The prepaid expense was due to a legal retainer payment. The investment was due to purchased mineral rights of $9,222 and the intangible asset was due to the acquisition of an application company, Good2Drive LLC of $155,000.

Total Liabilities.  Total liabilities were $632,113 and $635,842 at March 31, 2016 and December 31, 2015.  Total liabilities at March 31, 2016 and December 31, 2015 consisted of accounts payable of $236,577 and $290,702, respectively; notes payable of $308,260 and $276,984, respectively; due to related parties of $18,716 and $8,803, respectively and accrued interest of $68,560 and $59,353, respectively.  Total liabilities were due to the promissory note related to consulting contracts and a payable associated with the preparation of the S1 registration statement.

Consolidated Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the three months ending March 31, 2016 of $36,666.  The Company has an accumulated loss of $658,188 as of March 31, 2016.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of services.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due.  At March 31, 2016 we had working capital deficit of $627,170.  Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the three months ended March 31, 2016 and 2015 was ($81,584) and ($13,813), respectively.   Net cash used in operating activities includes our net loss, prepaid expenses, accounts payable and accrued interest.

Net cash provided by financing activities for the three months ended March 31, 2016 and 2015 was $68,091 and $13,798, respectively.  Net cash provided by financing activities included proceeds from related parties of $9,914 and $2,739, respectively, proceeds from notes payable of  $31,276 and $11,059, respectively, and proceeds from the issuance of common stock of $26,901 and $-0-, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of March 31, 2016.

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

Item 4. Controls and Procedures.

(a)

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending March 31, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2016, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, have added a Chief Financial Officer to oversee the financial information at multiple levels. Though there may be material weaknesses from a lack of a majority of outside directors on the board of directors, the placement of a Chief Financial Officer has compensated for this weakness. Through the use of external consultants and the review process, management believes that the consolidated financial statements and other information presented herewith are materially correct. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

(b)

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2015 Annual Report on Form 10K.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 27, 2016, the Company issued 25,000 shares at $0.10 per share to Ben Stewart, a non-related party for $2,500.

On March 4, 2016, the Company issued 100,000 shares at $0.10 per share to Kort Clair, a non-related party for $10,000 and 100,000 shares at $0.10 per share to Karen Clair, a non-related party for $10,000.

On March 8, 2016, the Company issued 266,667 shares at $0.04 per share to Don Swartz, a non-related party for $10,000 and 100,000 shares at $0.05 per share to Shawn Rich, a non-related party for $5,000.

As of May 10, 2016, the Company has issued 500,000 common shares at $0.10 per share to Barbara Bush, a non-related party for $50,000.

These shares are exempt from registration under Section 4(a)(2) of the Securities Act.  All of the shares were issued to people who have enough knowledge and experience in finance and business matters to be considered “sophisticated investors”, they had access to the type of information normally provided in a prospectus for a registered securities offering, and they agreed not to resell or distribute the securities to the public.

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

Atacama Resources International, Inc., (f/k/a Arrakis Mining Research, Inc.)

NAME	TITLE	DATE

/s/ Glenn Grant	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors	May 16, 2016
Glenn Grant