Form 10-Q
period 2016-06-30
Atacama Resources International, Inc.
filed 2016-08-22
CIK 1584618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x ). The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of August 22, 2016 was 127,047,449.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Part I.  Financial Information

Item 1.  Financial Statements.

ATACAMA RESOURCES INTERNATIONAL, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$ 1,430	$ 8,477
Prepaid expenses	3,894	3,894
Total Current Assets	5,324	12,371

Investment – mineral rights	9,222	9,222
Intangible asset	155,000	155,000
	164,222	164,222

TOTAL ASSETS	$169,546	$176,593

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$264,480	$190,702
Payable for Good2Drive LLC Acquisition	50,000	100,000
Accrued interest	74,314	59,353
Due to related party	1,030	8,803
Note payable - related party	0	77,104
Notes payable	143,880	199,880
Total Current Liabilities	533,704	635,842

Total Liabilities	533,704	635,842
COMMITMENTS AND CONTINGENCIES
Stockholders' Deficit
Common stock: $0.0001 par value 500,000,000 authorized; 127,107,449 and 114,208,334 shares issued and outstanding, respectively	12,711	11,421
Additional paid in capital	488,693	152,940
Other comprehensive income	(3,276)	(2,088)
Accumulated deficit	(862,286)	(621,522)
Total Stockholders' Deficit	(364,158)	(459,249)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 169,546	$ 176,593

The accompanying notes are an integral part of these consolidated financial statements

ATACAMA RESOURCES INTERNATIONAL, INC.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30, 2016	For the three months ended June 30, 2015	For the six months ended June 30, 2016	For the six months ended June 30, 2015
REVENUE	$ 0	$ 0	$ 0	$ 0

OPERATING EXPENSE
Consulting fees	36,014	0	49,932	0
Exploration costs	0	3,748	13,190	4,079
Management fees	135,000	0	135,000	0
Professional fees	18,910	5,852	18,911	13,987
Selling, general and administrative expenses	8,061	2,475	8,155	5,307
Stock based compensation	6	-	6	-
Total operating expenses	197,991	12,075	225,194	23,373

Net loss from operations	(197,991)	(12,075)	(225,194)	(23,373)

Other income (expense)
Interest expense	(6,105)	(5,401)	(15,570)	(10,609)

Net Income (Loss)	(204,096)	(17,476)	(240,764)	(33,982)

Foreign exchange (loss)	(7,253)	0	(1,188)	0

Comprehensive (loss)	$(211,349)	$(17,476)	$(241,952)	$(33,982)

Basic and diluted loss per share	$(0.000)	$(0.000)	$(0.001)	$(0.001)

Weighted average number of shares outstanding	127,107,449	31,725,000	127,107,449	31,725,000

The accompanying notes are an integral part of these consolidated financial statements

ATACAMA RESOURCES INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30, 2016	For the six months ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(240,764)	$(33,982)
Adjustments to reconcile net loss to net cash provided (used) in operations
Stock based compensation	6	-
Changes in assets and liabilities:
(Increase) decrease in operating assets:
Prepaid expense	0	(2,250)
Increase (decrease) in operating liabilities:
Accounts payable	23,778	5,587
Accrued interest	14,961	10,609
Net cash provided by (used in) operating activities	(202,019)	(20,036)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) from (to) related party	(7,772)	3,664
Proceeds (payments) from (to) notes payable	(133,104)	14,807
Proceeds from issuance of stock	337,036	0
Net cash provided by financing activities	196,160	18,471

Foreign Currency Translation	(1,188)	0
Net change in cash and cash equivalents	(7,047)	(1,565)

Cash and cash equivalents
Beginning of period	$8,477	$1,693
End of period	$1,430	$128

Supplemental cash flow information
Cash paid for interest	$ 0	$ 0
Cash paid for taxes	$ 0	$ 0

Non-cash Transactions
Conversion of debt	$157,275	$ 0

The accompanying notes are an integral part of these consolidated financial statements

Atacama Resources International, Inc.

Notes to the Consolidated Financial Statements

For the period ending June 30, 2016

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents totaled $1,430 at June 30, 2016 and $8,477 at December 31, 2015.

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

During the six months ending June 30, 2016 and 2015, the Company recorded exploration costs of $13,190 and $4,079, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2016 and December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of June 30, 2016 or December 31, 2015.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at June 30, 2016 and December 31, 2015.  As of June 30, 2016, the Company had no dilutive potential common shares.

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

Share-based expense was $-0- for the six months ending June 30, 2016; $-0- for the six months ending June 30, 2015.

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

We have reviewed the FASB issued Accounting Standard Update (“ASU 2014-9”).  The Company on recognizing revenue in contracts with customers on an effective date after December 31, 2017, will be evaluated as to impact and implemented accordingly.

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

NOTE 4. PREPAID EXPENSE

The Company’s prepaid expense consists of a retainer fee paid the law offices of Clifford J. Hunt, P.A. of $2,250 retainer and a last month rental fee for a storage facility of $1,644.  The prepaid balance was $3,894 and $3,894, on June 30, 2016 and December 31, 2015, respectively.

NOTE 5.  INVESTMENTS – MINERAL RIGHTS

June 30, 2016	December 31, 2015

Allsopp Properties: Mineral Rights acquired in the Kirkland  Lake Gold’s Macassa mine Complex Ontario Canada. Consists of 1,680 acres.

Exploration costs of $50,000 annually for the first two years of the agreement are required to meet contractual commitments and have been incurred by December 2015.

$ 9,222	$ 9,222

NOTE 6.  INTANGIBLE ASSET

The Company owns a license in Good2Drive for $155,000, which also includes Good2Roll and Good2Pilot, it is a smartphone application that establishes a baseline to test driver’s alertness.

NOTE 7. NOTES PAYABLE

	June 30, 2016	December 31, 2015
Glenn Grant, CEO, President and director to the Company executed a demand note with the Company. The note carries an Eight percent (8%) annual percentage rate. Accrued interest at June 30, 2016 and December 31, 2015 was $4,896 and $2,168, respectively. On April 15, 2016 the demand note was converted for 3,096,583common shares at a fair market price of $0.35 per share.	$0	$77,104

New Opportunity Business Solutions, Inc., a non-related party for consulting services to the Company. Atacama Resources International, Inc. (ARII) is a client of New Opportunity Business Solutions, Inc. The original amount of the note payable was $199,800.  The note states a 10% interest rate with no set maturity date and is due on demand. Payment of principal and interest is due on demand and is not contingent. However to the extent that the Company incurs expense to accomplish the goal of the consulting agreement, the obligation of the company shall be reduced an equal amount. The note is as support for the consulting fee which was owed by ARII but not paid as required.  Accrued interest at June 30, 2016 and December 31, 2015 was $69,418 and $57,185, respectively.

	143,880	199,800

Total notes payable	$143,880	$276,984

Current portion	$143,880	$276,984

NOTE 8. INCOME TAXES

At December 31, 2015, the Company had a net operating loss carry–forward for Federal income tax purposes that may be offset against future taxable income through 2032  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets   calculated at the effective rates note below, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance.

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

For the period ending June 30, 2016 and for the year ended December 31, 2015, the Company has net operating losses from operations. The carry forwards expire through the year 2032. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

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

On April 5, 2016, the Company issued 500,000 shares at $0.10 per share to Barbara Bush, a non-related party for $50,000.

On April 15, 2016, the Company accepted the conversion of debt to acquire shares from the following related parties; Glen Grant, CEO and director 472,865 shares at $0.035 per share, 1172321 Alberta Ltd. 924,000 shares at $0.035 per share; Bower Solutions Ltd. 3,096,583 shares at $0.035 per share.

On April 26, 2016, the Company issued 1,000,000 shares at $0.05 per share to Barbara Bush, a non-related party for $50,000.

May 1, 2016, the Company issued 5,600,000 shares at $0.10 per share to ALPCO, a non-related party for $56,000.

On May 9, 2016 the Company issued 2,000 shares at $0.10 per share to Dillan Leman, a non-related party for $200; 1,000 shares at $0.10 per share to Sharon Adair, a non-related party for $100, 1,000 shares at $0.10 per share to Howard Adair, a non-related party for $100; 5,000 shares at $0.10 per share to Heather Bujold, a non-related party for $500; 5,000 shares at $0.10 per share to Karen Gariepy, a non-related party for $500.

On June 15, 2016, the Company issued 200,000 shares at $0.05 per share to Kort Clair, a non-related party for $10,000 and 200,000 shares at $0.05 per share to Karen Clair, a non-related party for $10,000.

On June 16, 2016, the Company issued 100,000 shares at $.010 per share and 100,000 shares at $0.0001 per share to Ian Waddell, a non-related party for $10,000.

On June 30, 2016, the Company issued 40,000 shares at $0.05 per share to Ed Taylor, a non-related party for $2,000.

There were 127,107,449 shares of common stock issued and outstanding at June 30, 2016.

NOTE 10. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

During the six months ended  June 30, 2016, Glenn Grant, CEO and director paid certain expenses on behalf of the Company and is due reimbursement. As of June 30, 2016, the balance due to the related party was $-0-.  On April 15, 2016, the balance due to Glenn Grant, CEO was $16,550 and was converted for 472,865 common shares at a fair market price of $0.35 per share.

During the six month ended  June 30, 2016, Richard Roy, CFO and director paid for certain operating expenses on behalf of the Company and is due reimbursement. As of June 30, 2016, the balance due to the related party was $1,030.

During the six months ended June 30, 2016, 1172321 Alberta Ltd., a company owned by Glenn Grant, CEO and an advisor to the Company, contributed $32,340 for certain operating expenses and is due reimbursement. On April 15, 2016, $32,340 was converted for 924,000 common shares of the Company at a fair market price of $0.35 per share.

NOTE PAYABLE

On December 4, 2014, Bower Solutions Ltd., a company owned by Glenn Grant, CEO and an advisor to the Company, executed a demand note with the Company.  The note carries an Eight percent (8%) annual percentage rate.  The balance of the related party note, as of June 30, 2016 and December 31, 2015, were $-0- and $77,104, respectively. On April 15, 2016, the balance due to Bower Solutions Ltd. was $108,380 and was converted for 3,096,583 common shares at a fair market price of $0.35 per share.

ACQUISITION

In December 2015, the Company purchased 100% of Good2Drive LLC in exchange for cash and common stock of Atacama Resources International Inc. The total cost of the acquisition is $155,000. The negotiation and acquisition was directed by Dan Finch, COO of Atacama Resources International Inc., who held a five (5%) interest in Good2Drive LLC.

EQUITY TRANSACTIONS

On April 15, 2016, through approval of its Board of Directors,  the Company accepted the conversion of debt to acquire shares from the following related parties; Glen Grant, CEO and director 472,865 shares at $0.035 per share, 1172321 Alberta Ltd. 924,000 shares at $0.035 per share; Bower Solutions Ltd. 3,096583 shares at $0.035 per share.

NOTE 11. COMMITMENTS AND CONTINGENCIES

There are no commitments and contingencies of the Company as of June 30, 2016.  All exploration commitments per Investment – Mineral Rights Agreement have been met by December 2015.

NOTE 12. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of June 30, 2016.

NOTE 13. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the consolidated financial statements were issued.

On July 8, 2016, the company entered into an agreement with CJP Exploration Inc. for the exclusive mining claims on five (5) selected properties. A fee of $3,588 was paid to CJP Exploration Inc. for further exploration of these properties.

No additional shares have been issued by the Company subsequent to June 30, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Atacama Resources International, Inc. for the period ended June 30, 2016 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties.  In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements.  Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Results of Consolidated Operations for the six months ended June 30, 2016 and 2015.

The Company did not record any revenues during the six months ended June 30, 2016. We expensed exploration costs of $13,190, professional fees of $18,911, consulting fees of $49,932, management fees of $135,000, and selling and administrative costs of $8,155, and stock based compensation of $6, resulting in total operating expenses of $225,194. We accrued interest expenses of $15,570 and foreign exchange losses of $1,188. As a result, we had a net comprehensive loss of $241,952 for the six months ended June 30, 2016.

Comparatively, the Company did not record any revenues during the six months ended June 30, 2015. We expensed exploration costs of $4,079, professional fees of $13,987, consulting fees of $5,000, and selling and administrative costs of $307, resulting in total operating expenses of $23,373. We accrued interest expenses of $10,609 resulting in a net comprehensive loss of $33,982 for the six months ended June 30, 2015.

The $207,970 increase in net comprehensive loss for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 is primarily due to increase consulting and management fees  during the six months ended June 30, 2016.

Results of Consolidated Operations for the three months ended June 30, 2016 and 2015

The Company did not record any revenues during the three months ended June 30, 2016. We expensed consulting fees of $36,014, professional fees of $18,910, management fees of $135,000, and selling and administrative costs of $8,061, and stock based compensation of $6, resulting in total operating expenses of $197,991. We accrued interest expenses of $6,105 and foreign exchange losses of $7,253. As a result, we had a net comprehensive loss of $211,349 for the three months ended June 30, 2016.

Comparatively, the Company did not record any revenues during the three months ended June 30, 2015. We expensed exploration costs of $3,748, professional fees of $5,852,  and selling and administrative costs of $2,475, resulting in total operating expenses of $12,075. We accrued interest expenses of $5,401 resulting in a net comprehensive loss of $17,476 for the three months ended June 30, 2015.

The 193,873 increase in net comprehensive loss for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 is primarily due to increase consulting and management fees  during the three months ended June 30, 2016.

Consolidated Financial Condition

Total Assets.  Total assets at were $169,546 and $176,593 at June 30, 2016 and December 31, 2015.  Total assets at June 30, 2016 and December 31, 2015 consisted of cash of $1,430 and $8,477, respectively; prepaid expense of $3,894 and $3,894, respectively; investments of $9,222 and $9,222, respectively; and intangible assets of $155,000 and $155,000, respectively.  Total assets were due to cash received via subscription agreements and a consulting contract. The prepaid expense was due to a legal retainer payment. The investment was due to purchased mineral rights of $9,222 and the intangible asset was due to the acquisition of an application company, Good2Drive LLC of $155,000.

Total Liabilities.  Total liabilities were $533,704 and $635,842 at June 30, 2016 and December 31, 2015.  Total liabilities at June 30, 2016 and December 31, 2015 consisted of accounts payable of $314,480 and $290,702, respectively; notes payable of $143,880 and $276,984, respectively; due to related parties of $1030 and $8,803, respectively and accrued interest of $74,314 and $59,353, respectively.  Total liabilities were due to the promissory note related to consulting contracts and a payable associated with the preparation of the S1 registration statement.

Consolidated Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the six months ending June 30, 2016 of $240,764.  The Company has an accumulated loss of $862,286 as of June 30, 2016.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of services.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due.  At June 30, 2016 we had working capital deficit of $528,380.  Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the six months ended June 30, 2016 and 2015 was ($202,019) and ($20,036), respectively.  Net cash used in operating activities includes our net loss, stock based compensation, prepaid expenses, accounts payable and accrued interest.

Net cash provided by financing activities for the six months ended June 30, 2016 and 2015 was $196,160 and $18,471, respectively.  Net cash provided by financing activities included proceeds from related parties of $(7,772) and $3,664, respectively, proceeds (payments)from (to) notes payable of  $(133,104) and $14,807, respectively, and proceeds from the issuance of common stock of $337,036 and $-0-, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of June 30, 2016.

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

With respect to the period ending June 30, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2016, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, have added a Chief Financial Officer to oversee the financial information at multiple levels. Though there may be material weaknesses from a lack of a majority of outside directors on the board of directors, the placement of a Chief Financial Officer has compensated for this weakness. Through the use of external consultants and the review process, management believes that the consolidated financial statements and other information presented herewith are materially correct. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

(b)

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 5, 2016, the Company issued 500,000 shares at $0.10 per share to Barbara Bush, a non-related party for $50,000.

On April 15, 2016, the Company accepted the conversion of debt to acquire shares from the following related parties; Glen Grant, CEO and director 472,865 shares at $0.035 per share, 1172321 Alberta Ltd. 924,000 shares at $0.035 per share; Bower Solutions Ltd. 3,096583 shares at $0.035 per share.

On April 26, 2016, the Company issued 1,000,000 shares at $0.05 per share to Barbara Bush, a non-related party for $50,000.

May 1, 2016, the Company issued 5,600,000 shares at $0.10 per share to ALPCO, a non-related party for $56,000.

On May 9, 2016 the Company issued 2,000 shares at $0.10 per share to Dillan Leman, a non-related party for $200; 1,000 shares at $0.10 per share to Sharon Adair, a non-related party for $100, 1,000 shares at $0.10 per share to Howard Adair, a non-related party for $100; 5,000 shares at $0.10 per share to Heather Bujold, a non-related party for $500; 5,000 shares at $0.10 per share to Karen Gariepy, a non-related party for $500.

On June 15, 2016, the Company issued 200,000 shares at $0.05 per share to Kort Clair, a non-related party for $10,000 and 200,000 shares at $0.05 per share to Karen Clair, a non-related party for $10,000.

On June 16, 2016, the Company issued 100,000 shares at $.010 per share and 100,000 shares at $0.0001 per share to Ian Waddell, a non-related party for $10,000.

On June 20, 2016, the Company issued 60,000 shares at $0.0001 per share to 5 Waves LLC, a non-related party, for consulting services instrumental in the progress of the Company.

On June 30, 2016, the Company issued 40,000 shares at $0.05 per share to Ed Taylor, a non-related party for $2,000.

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

Atacama Resources International, Inc., (f/k/a Arrakis Mining Research, Inc.)

NAME	TITLE	DATE

/s/ Glenn Grant	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors	August 22, 2016
Glenn Grant