Form 10-Q
period 2016-09-30
Atacama Resources International, Inc.
filed 2016-11-21
CIK 1584618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x ). The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of November 21, 2016 was 127,526,048.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Part I.  Financial Information

Item 1.  Financial Statements.

ATACAMA RESOURCES INTERNATIONAL, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$ 1,774	$ 8,477
Prepaid expenses	7,483	3,894
Total Current Assets	9,257	12,371

Investment – mineral rights	-	9,222
Intangible asset	-	155,000
	-	164,222
TOTAL ASSETS	$9,257	$176,593

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	392,887	$190,702
Payable for Good2Drive LLC Acquisition	50,000	100,000
Accrued interest	79,689	59,353
Due to related party	5,608	8,803
Note payable - related party	0	77,104
Notes payable	143,880	199,800
Total Current Liabilities	672,064	635,842
Total Liabilities	672,064	635,842
COMMITMENTS AND CONTINGENCIES
Stockholders' Deficit
Common stock: $0.0001 par value 500,000,000 authorized; 127,173,382 and 114,208,334 shares issued and outstanding, respectively	12,717	11,421
Additional paid in capital	754,645	152,940
Other comprehensive income	(4,381)	(2,088)
Accumulated deficit	(1,425,788)	(621,522)
Total Stockholders' Deficit	(662,807)	(459,249)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 9,257	$ 176,593

The accompanying notes are an integral part of these consolidated financial statements

ATACAMA RESOURCES INTERNATIONAL, INC.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30, 2016	For the three months ended September 30, 2015	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
REVENUE	$ -	$ -	$ -	$ -

OPERATING EXPENSE
Consulting fees	3,359	7,465	58,689	14,000
Exploration costs	5,154	37,318	18,344	41,397
Management fees	114,000	-	249,000	-
Professional fees	8,027	-	26,938	7,335
Property taxes	548	-	548	-
Selling, general and administrative expenses	7,218	779	15,381	2,540
Stock based compensation	-	6,550	-	6,550
Travel	4,581	2,334	4,582	5,998
Total operating expenses	142,887	54,446	373,482	77,820

Net loss from operations	(142,887)	(54,446)	(373,482)	(77,820)

Other income (expense)
Interest expense	(3,858)	(5,848)	(19,427)	(16,456)
Loss on conversion of debt	(247,135)	-	(247,135)	-
Loss due to impairment of intangible asset	(155,000)	-	(155,000)	-
Loss due to revaluation of investment	(9,222)	-	(9,222)	-

Net Income (Loss)	(558,102)	(60,294)	(804,266)	(94,276)

Foreign exchange (loss)	(1,106)	(2,667)	(2,293)	(2,667)

Comprehensive (loss)	$(559,208)	$(62,961)	$(806,559)	$(96,943)

Basic and diluted loss per share	$ (0.000)	$ (0.000)	$ (0.000)	$ (0.000)

Weighted average number of shares outstanding	127,173,382	63,404,348	127,173,382	42,400,824

The accompanying notes are an integral part of these consolidated financial statements

ATACAMA RESOURCES INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(800,678)	$(33,982)
Adjustments to reconcile net loss to net cash provided (used) in operations
Impairment on intangible asset	155,000	-
Loss on investment revaluation	9,222	-
Loss on conversion of debt	247,135	-
Changes in assets and liabilities:
(Increase) decrease in operating assets:
Prepaid expense	(3,589)	(2,250)
Increase (decrease) in operating liabilities:
Accounts payable	152,185	5,587
Accrued interest	20,336	10,609
Net cash provided by (used in) operating activities	(220,389)	(20,036)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) from (to) related party	(3,195)	3,664
Proceeds (payments) from (to) notes payable	(133,024)	14,807
Proceeds from issuance of stock	352,198	-
Net cash provided by financing activities	215,979	18,471

Foreign Currency Translation	(2,293)	-
Net change in cash and cash equivalents	(6,703)	(1,565)

Cash and cash equivalents
Beginning of period	$ 8,477	$ 1,693
End of period	$ 1,774	$ 128

Supplemental cash flow information
Cash paid for interest	$ 0	$ 0
Cash paid for taxes	$ 0	$ 0

Non-cash Transactions
Conversion of debt	$157,271	$ 0

The accompanying notes are an integral part of these consolidated financial statements

Atacama Resources International, Inc.

Notes to the Consolidated Financial Statements

For the period ending September 30, 2016

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents totaled $1,774 at September 30, 2016 and $8,477 at December 31, 2015.

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

During the nine months ending September 30, 2016 and 2015, the Company recorded exploration costs of $18,344 and $41,397, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016 and December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of September 30, 2016 or December 31, 2015.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at September 30, 2016 and December 31, 2015.  As of September 30, 2016, the Company had no dilutive potential common shares.

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

Share-based expense was $5,400 for the nine months ending September 30, 2016; $6,550 for the nine months ending September 30, 2015.

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

NOTE 4. PREPAID EXPENSE

The Company’s prepaid expense consists of a retainer fee paid the law offices of Clifford J. Hunt, P.A. of $2,250 retainer; a last month rental fee for a storage facility of $1,644 and a deposit on mineral rights to CJP Exploration for $3,588.  The prepaid balance was $7,483 and $3,894, on September 30, 2016 and December 31, 2015, respectively.

NOTE 5.  INVESTMENTS – MINERAL RIGHTS

September 30, 2016	December 31, 2015

Allsopp Properties: Mineral Rights acquired in the Kirkland  Lake Gold’s Macassa mine Complex Ontario Canada. Consists of 1,680 acres.

Exploration costs of $50,000 annually for the first two years of the agreement are required to meet contractual commitments and have been incurred by December 2015. The valuation of these mineral rights have been re-measured and deemed to have no carrying value at September 30, 2016.

$ ---	$ 9,222

NOTE 6.  INTANGIBLE ASSET

The Company owns a license in Good2Drive for $155,000, which also includes Good2Roll and Good2Pilot, it is a smartphone application that establishes a baseline to test driver’s alertness. As of September 30, 2016, the intangible assets has been re-valued and deemed to have an impaired value of nil.

NOTE 7. NOTES PAYABLE

		September 30, 2016	December 31, 2015
Glenn Grant, CEO, President and director to the Company executed a demand note with the Company. The note carries an Eight percent (8%) annual percentage rate. Accrued interest at September 30, 2016 and December 31, 2015 was $4,896 and $2,168, respectively. On April 15, 2016 the demand note was converted for 3,096,583 common shares at a fair market price of $0.35 per share.	$	---	77,104

New Opportunity Business Solutions, Inc., a non-related party for consulting services to the Company. Atacama Resources International, Inc. (ARII) is a client of New Opportunity Business Solutions, Inc. The original amount of the note payable was $199,800.  The note states a 10% interest rate with no set maturity date and is due on demand. Payment of principal and interest is due on demand and is not contingent. However to the extent that the Company incurs expense to accomplish the goal of the consulting agreement, the obligation of the company shall be reduced an equal amount. The note is as support for the consulting fee which was owed by ARII but not paid as required.  Accrued interest at September 30, 2016 and December 31, 2015 was $74,793 and $57,185, respectively.

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

For the period ending September 30, 2016 and for the year ended December 31, 2015, the Company has net operating losses from operations. The carry forwards expire through the year 2032. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

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

On April 15, 2016, the Company accepted the conversion of debt to acquire shares from the following related parties; Glen Grant, CEO and director 472,865 shares at $0.09 per share, 1172321 Alberta Ltd. 924,000 shares at $0.09 per share; Bower Solutions Ltd. 3,096,583 shares at $0.09 per share.

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

On June 20, 2016, the Company issued 60,000 shares at $0.09 per share to 5 Waves LLC, a non-related party, for consulting services instrumental in the progress of the Company.

On June 30, 2016, the Company issued 40,000 shares at $0.05 per share to Ed Taylor, a non-related party for $2,000.

On September 14, 2016, the Company issued 5,055 shares at $0.075 per share to Hugh Alex Smith for $500; a non-related party.

On September 23, 2016, the Company issued 50,731 shares at $0.075 per share to Linda and Bob Clark for $5,000; a non-related party.

On September 27, 2016, the Company issued 10,147 shares at $0.075 per share to Lucas Bjold for $743; a non-related party.

There were 127,173,382 shares of common stock issued and outstanding at September 30, 2016.

NOTE 10. RELATED PARTY TRANSACTIONS

DUE TO/FROM RELATED PARTIES

During the nine months ended  September 30, 2016, Glenn Grant, CEO and director paid certain expenses on behalf of the Company and is due reimbursement. As of September 30, 2016, the balance from the related party was $-0-.  On April 15, 2016, the balance due to Glenn Grant, CEO was $16,550 and was converted for 472,865 common shares at a fair market price of $0.09 per share; as a result, there was a gain on conversion of $26,003 which was allocated to the additional paid up capital..

During the nine month ended  September 30, 2016, Richard Roy, CFO and director paid for certain operating expenses on behalf of the Company and is due reimbursement. As of September 30, 2016, the balance due to the related party was $2,020.

During the nine months ended September 30, 2016, 1172321 Alberta Ltd., a company owned by Glenn Grant, CEO and an advisor to the Company, contributed $32,340 for certain operating expenses and is due reimbursement. On April 15, 2016, $32,340 was converted for 924,000 common shares of the Company at a fair market price of $0.9 per share; as a result, there was a loss on conversion of $50,820 which was recognized as a loss in the consolidate statement of operations.  On September 30, 2016, 1172321 Alberta Ltd. contributed $3,587.

NOTE PAYABLE/RECEIVABLE

On December 4, 2014, Bower Solutions Ltd., a company owned by Glenn Grant, CEO and an advisor to the Company, executed a demand note with the Company.  The note carries an Eight percent (8%) annual percentage rate.  The balance of the related party note, as of September 30, 2016 and December 31, 2015, were $-0- and $77,104, respectively. On April 15, 2016, the balance due to Bower Solutions Ltd. was $108,380 and was converted for 3,096,583 common shares at a fair market price of $0.9 per share; as a result, there was a loss on conversion of $170,312 which was recognized as a loss in the consolidated statement of Operations.

ACQUSITION

In December 2015, the Company purchased 100% of Good2Drive LLC FOR $155,000 in exchange for cash and common stock of Atacama Resources International Inc. Good2Drive contained only an intangible asset. The negotiation and acquisition was directed by Dan Finch, COO of Atacama Resources International Inc., who held a five (5%) interest in Good2Drive LLC. No goodwill was recognized. As of September 30, 2016, this acquisition was deemed to have an impaired value of nil and has been revalued at the impaired value.

EQUITY TRANSACTIONS

On April 15, 2016, through approval of its Board of Directors, the Company accepted the conversion of debt to acquire shares from the following related parties; Glen Grant, CEO and director 472,865 shares at $0.035 per share, 1172321 Alberta Ltd. 924,000 shares at $0.35 per share; Bower Solutions Ltd. 3,096,583 shares at $0.035 per share. At the time of conversion the share price was $0.035 per share; however, the market value at the time of conversion was re-valued at $0.09 per share which resulted in an aggregate loss of $247,135 and was recognized as a loss in the consolidate statement of operations.

NOTE 11. COMMITMENTS AND CONTINGENCIES

There are no commitments and contingencies of the Company as of September 30, 2016. All exploration commitments per the Company’s Mineral Rights Agreements have been met by December 2015.

NOTE 12. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of September 30, 2016.

NOTE 13. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the consolidated financial statements were issued.

On July 8, 2016, the company entered into an agreement with CJP Exploration Inc. for the exclusive mining claims on five (5) selected properties. A fee of $3,588 was paid to CJP Exploration Inc. for further exploration of these properties.

Subsequent to September 30, 2016, the company has issues 352,666 at $0.09 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Atacama Resources International, Inc. for the period ended September 30, 2016 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties.  In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements.  Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Results of Consolidated Operations for the nine months ended September 30, 2016 and 2015.

The Company did not record any revenues during the nine months ended September 30, 2016. We expensed exploration costs of $18,344, professional fees of $26,938, property taxes of $548, consulting fees of $58,689, management fees of $249,000, and selling and administrative costs of $15,381, and travel costs of $4,582 resulting in total operating expenses of $373,482. We accrued interest expenses of $19,427, loss on conversion of debt of $247,135; impairment losses on intangible assets of $155,000, losses on investment re-valuation of $9,222 and foreign exchange losses of $2,293. As a result, we had a net comprehensive loss of $804,226 for the nine months ended September 30, 2016.

Comparatively, the Company did not record any revenues during the nine months ended September 30, 2015. We expensed exploration costs of $41,397, professional fees of $7,335, consulting fees of $14,000, and selling and administrative costs of $2,540, travel costs of $5,998 and stock based compensation of $6,550, resulting in total operating expenses of $77,820. We accrued interest expenses of $16,456 and foreign exchange losses of $2,667, resulting in a net comprehensive loss of $96,943 for the nine months ended September 30, 2015.

The $709,616 increase in net comprehensive loss for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is primarily due to increase management fees, impairment losses on intangible assets, loss on conversion of debt and losses on re-valuing investments during the nine months ended September 30, 2016.

Results of Consolidated Operations for the three months ended September 30, 2016 and 2015

The Company did not record any revenues during the three months ended September 30, 2016. We expensed consulting fees of $3,359, exploration costs of $5,154, professional fees of $8,027, management fees of $114,000, and selling and administrative costs of $7,218, travel costs of $4,581, and property taxes of $548, resulting in total operating expenses of $142,887. We accrued interest expenses of $3,858loss on conversion of debt of $247,135, impairment losses on intangible assets of $155,000, losses on investment re-valuation of $9,222 and foreign exchange losses of $1,106. As a result, we had a net comprehensive loss of $559,208 for the three months ended September 30, 2016.

Comparatively, the Company did not record any revenues during the three months ended September 30, 2015. We expensed consulting fees of $7,465, exploration costs of $37,318, and selling and administrative costs of $779, stock based compensation of $6,550, travel costs of $2,334 resulting in total operating expenses of $54,446. We accrued interest expenses of $5,848 and foreign exchange losses of $2,667 resulting in a net comprehensive loss of $62,961 for the three months ended September 30, 2015.

The 496,247 increase in net comprehensive loss for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 is primarily due to increase in management fees, impairment losses on intangible assets and losses on re-valuing investments during the three months ended September 30, 2016.

Consolidated Financial Condition

Total Assets.  Total assets at were $9257 and $176,593 at September 30, 2016 and December 31, 2015.  Total assets at September 30, 2016 and December 31, 2015 consisted of cash of $1,774 and $8,477, respectively; prepaid expense of $7,483 and $3,894,respectively; investments of $-0- and $9,222, respectively; and intangible assets of $-0- and $155,000, respectively.  Total assets were due to cash received via subscription agreements and a consulting contract. The prepaid expense was due to a legal retainer payment. The investment was due to purchased mineral rights of $9,222 and the intangible asset was due to the acquisition of an application company, Good2Drive LLC of $155,000. The Company re-measured and re-valued the investment and intangible asset to their impaired values as of September 30, 2016

Total Liabilities.  Total liabilities were $672,064 and $635,842 at September 30, 2016 and December 31, 2015.  Total liabilities at September 30, 2016 and December 31, 2015 consisted of accounts payable of $442,887 and $290,702, respectively; notes payable of $143,880 and $276,984, respectively; due to related parties of $5,608 and $8,803, respectively and accrued interest of $79,689 and $59,353, respectively.  Total liabilities were due to the promissory note related to consulting contracts and a payable associated with the preparation of the S1 registration statement and operating expenses.

Consolidated Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the nine months ending September 30, 2016 of $806,559.  The Company has an accumulated loss of $1,425,788 as of September 30, 2016.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of services.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due.  At September 30, 2016 we had working capital deficit of $662,807.  Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the nine months ended September 30, 2016 and 2015 was ($220,389) and ($20,036), respectively.   Net cash used in operating activities includes our net loss, stock based compensation, Impairment of intangible assets, loss on investment re-valuation, loss on conversion of debt, prepaid expenses, accounts payable and accrued interest.

Net cash provided by financing activities for the nine months ended September 30, 2016 and 2015 was $215,979 and $18,471, respectively.  Net cash provided by financing activities included proceeds from related parties of $(3,195) and $3,664, respectively, proceeds (payments)from (to) notes payable of  $(133,024) and $14,807, respectively, and proceeds from the issuance of common stock of $352,198 and $-0-, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of September 30, 2016.

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

With respect to the period ending September 30, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2016, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, have added a Chief Financial Officer to oversee the financial information at multiple levels. Though there may be material weaknesses from a lack of a majority of outside directors on the board of directors, the placement of a Chief Financial Officer has compensated for this weakness. Through the use of external consultants and the review process, management believes that the consolidated financial statements and other information presented herewith are materially correct. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

(b)

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 14, 2016, the Company issued 5,055 shares at $0.075 per share to Hugh Alex Smith for $500; a non-related party.

On September 23, 2016, the Company issued 50,731 shares at $0.075 per share to Linda and Bob Clark for $5,000; a non-related party.

On September 27, 2016, the Company issued 10,147 shares at $0.075 per share to Lucas Bjold for $743; a non-related party.

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

Atacama Resources International, Inc., (f/k/a Arrakis Mining Research, Inc.)

NAME	TITLE	DATE

/s/ Glenn Grant	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors	November 21, 2016
Glenn Grant