Form 10-Q/A
period 2016-09-30
Atacama Resources International, Inc.
filed 2016-11-23
CIK 1584618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x ). The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of November 22, 2016 was 127,526,048.

EXPLANATORY NOTE

This amendment to the Form 10-Q, as filed with the Securities and Exchange Commission on November 21, 2016, is being filed to correct the Statement of Cash Flows, the Management’s Discussion, and to correctly file the XBRL.  No other changes have been made to this document.

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

The accompanying notes are an integral part of these consolidated financial statements

ATACAMA RESOURCES INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(804,266)	$(96,943)
Adjustments to reconcile net loss to net cash provided (used) in operations
Stock based compensation	-	6,550
Impairment on intangible asset	155,000	-
Loss on investment revaluation	9,222	-
Loss on conversion of debt	247,135	-
Changes in assets and liabilities:
(Increase) decrease in operating assets:
Prepaid expense	(3,589)	(2,250)
Increase (decrease) in operating liabilities:
Accounts payable	152,185	(604)
Accrued interest	20,336	16,341
Net cash provided by (used in) operating activities	(223,977)	(76,906)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) from (to) related party	(3,195)	3,664
Proceeds (payments) from (to) notes payable	(133,024)	71,647
Proceeds from issuance of stock	355,786	20,000
Net cash provided by financing activities	219,567	95,311

Foreign Currency Translation	(2,293)	-
Net change in cash and cash equivalents	(6,703)	18,405

Cash and cash equivalents
Beginning of period	$ 8,477	$ 1,693
End of period	$ 1,774	$ 20,098

Supplemental cash flow information
Cash paid for interest	$ 0	$ 0
Cash paid for taxes	$ 0	$ 0

Non-cash Transactions
Conversion of debt	$157,271	$ 0

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

Share-based expense was $0 for the nine months ending September 30, 2016; $6,550 for the nine months ending September 30, 2015.

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

ACQUISITION

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

Consolidated Financial Condition

Total Assets.  Total assets at were $9,257 and $176,593 at September 30, 2016 and December 31, 2015.  Total assets at September 30, 2016 and December 31, 2015 consisted of cash of $1,774 and $8,477, respectively; prepaid expense of $7,483 and $3,894,respectively; investments of $-0- and $9,222, respectively; and intangible assets of $-0- and $155,000, respectively.  Total assets were due to cash received via subscription agreements and a consulting contract. The prepaid expense was due to a legal retainer payment. The investment was due to purchased mineral rights of $9,222 and the intangible asset was due to the acquisition of an application company, Good2Drive LLC of $155,000. The Company re-measured and re-valued the investment and intangible asset to their impaired values as of September 30, 2016

Total Liabilities.  Total liabilities were $672,064 and $635,842 at September 30, 2016 and December 31, 2015.  Total liabilities at September 30, 2016 and December 31, 2015 consisted of accounts payable of $442,887 and $290,702, respectively; notes payable of $143,880 and $276,984, respectively; due to related parties of $5,608 and $8,803, respectively and accrued interest of $79,689 and $59,353, respectively.  Total liabilities were due to the promissory note related to consulting contracts and a payable associated with the preparation of the S1 registration statement and operating expenses.

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

Net cash used in operating activities for the nine months ended September 30, 2016 and 2015 was ($223,977) and ($76,906), respectively.   Net cash used in operating activities includes our net loss, stock based compensation, Impairment of intangible assets, loss on investment re-valuation, loss on conversion of debt, prepaid expenses, accounts payable and accrued interest.

Net cash provided by financing activities for the nine months ended September 30, 2016 and 2015 was $219,567 and $95,311 , respectively.  Net cash provided by financing activities included proceeds from related parties of $(3,195) and $3,664, respectively, proceeds (payments) from (to) notes payable of $(133,024) and $71,647 , respectively, and proceeds from the issuance of common stock of $355,786 and $20,000, respectively .

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

Atacama Resources International, Inc., (f/k/a Arrakis Mining Research, Inc.)

NAME	TITLE	DATE

/s/ Glenn Grant	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors	November 22, 2016
Glenn Grant