Form 10-K
period 2016-12-31
Atacama Resources International, Inc.
filed 2017-04-17
CIK 1584618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016

or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission File Number: 000-55743

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

Yes [ ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.0001 par value common stock held by non-affiliates of the registrant at June 30, 2016 was approximately $6,957,318

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s only class of common stock, as of April 17, 2017 was 141,900,818 shares of its $.0001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

  None.

Atacama Resources International, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2016

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K of Atacama Resources International, Inc. for the year ended December 31, 2016 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

PART I

Item 1: Business

Atacama Resources International, Inc., (hereinafter “the Company”) is a company incorporated in the State of Florida in June 2013. We were formed as a consultant to the Mining industry. The Mining industry is subject to constant change due to market trends, thereby making it extremely competitive.  However, the Company made the decision in 2015 to further enter the mining industry by staking claims and working acquired mining properties.  The Company has also made the management decision to acquire other high tech products and companies as appropriate to enhance the value of the company.  Accordingly, the Company is now an emerging diversified US public company. This includes holding and working precious metal properties in the Kirkland Lake region in Ontario, Canada. The company also offers executive advisory relating to growing microcap companies through the going public process.  Lastly, the company acquired Good2Drive, Inc., a newly formed US corporation that developed and owns a smartphone App called Good2Drive for both Apple and Android smartphones that measures the driver’s cognitive ability to drive vehicles safely on the nation’s highways and byways.

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

Item 1B. Unresolved Staff Comments

NONE

Item 2. Properties

We do not own any real property. Our principal business office is located at 1200 South Pine Island Road, Plantation, Florida 33324.  The owners of our offices do not presently receive any remuneration for the use of the offices. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 6 months, until our business plan is more fully implemented. As a result of our method of operations and business plan, we do not currently require personnel other than Mr. Grant, CEO, Mr. Finch, COO and Mr. Webb, CFO to conduct our business. In the future, we anticipate requiring additional office space and additional personnel; however, it is unknown at this time how much space or how many individuals will be required.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings nor are any contemplated by us at this time.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

    Item 5(a)

a)  Market Information.  The Company began trading publicly on the OTC Markets on March 4, 2016.  We trade under the symbol “ACRL”.

The following table sets forth the range of high and low bid quotations for our common stock.  The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
3/31/16	0.01	0.01
6/30/16	0.1	0.01
9/30/16	0.1	0.09
12/31/16	0.5	0.06

3/31/15	-	-
6/30/15	-	-
9/30/15	-	-
12/31/15	-	-

b)  Holders.  At April 17, 2017, there were approximately 214 shareholders of the registrant.

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

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.

On October 18, 2016, the Company issued 101,744 shares at $0.09 per share to Kort Clair Smith for $9,990, a non-related party; 50,927 shares $.09 per share to Chris Turner for 4,583, a non-related party; and 66,665 shares at $0.09 per share to Donald H Swartz for $6,000 USD; a non-related party.

On October 26, 2016, the Company issued 66,665 shares at $0.09 per share to Elsien Wildeboer for $6,000; a non-related party.

On October 31, 2016, the Company issued 66,665 shares at $0.09 per share to Brian Elliot for $6,000; a non-related party.

On November 1, 2016, the company issued 5,000,000 shares a $0.09 per share to Cougar Pipelines Inspection and Consulting Ltd, a non-related party, in lieu of debt payment; and 70,000 shares at $0.09 per share to Robert and Lynda Fisher for $6,300; a non-related party.

On November 8, 2016, the company issued 24,866 shares at $0.09 per share to James Claggett for $2,238; a non-related party.

On November 8, 2016, the company issued 24,866 shares at $0.09 per share to James Claggett for $2,238; a non-related party.

On November 24, 2016, the company issued 83,350 shares at$0.06 per share to Steven Labchuk for $5,000: a non-related party; and 83,350 shares at$0.06 per share to Sarah Labchuk, for $5,000; a non-related party.

On November 25, 2016, the company issued 166,700 shares at $0.06 per share to Donald H Swartz for $10,000; a non-related party.

On December 2, 2016, the company issued 79,809 shares at $0.06 per share to Loretta Best, a non-related party, in lieu of debt payment; 271,598 shares at $0.06 per share to Allan Flash, a non-related party, in lieu of debt payment; and 30,000 shares at $0.06.per share to Steven Labchuk for $1,800, a non-related party.

On December 19, 2016, the company issued 200,000 shares at $0.06 per share to Mary Carole Provett for $12,200; a non-related party; and 400,000 shares at $0.05 per share to William W Provett for $24,400: a non-related party.

On November 14, 2016, the company issued 6,000,000 shares at $0.06 per share to Antevorta Capital Partners Ltd; a non-related party, in lieu of debt payment.

There were 139,900,818 shares of common stock issued and outstanding at December 31, 2016.

All of the above securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 to sophisticated investors.

    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c)  Purchases of Equity Securities by the issuer and affiliated purchasers.

During 2016 and 2015, we repurchased no common shares.

Item 6.  Selected Financial Data.

We qualify as a smaller reporting company, as defined by Rule 229.10(f)(1) and are not required to provide the information required by this Item.

Item 7.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This Annual report on Form 10-Q of Atacama Resources International, Inc. for the period ended December 31, 2016 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties.  In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements.  Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

-

A requirement to have only two years of audited financial statements and only two years of related MD&A;

-

Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

-

Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

-

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

Results of Consolidated Operations for the year ended December 31, 2016 and 2015.

The Company did not record any revenues during the year ended December 31, 2016. We expensed exploration costs of $18,344, professional fees of $37,349, property taxes of $548, consulting fees of $376,765, management fees of $348,000, and selling and administrative costs of $29,171 and travel costs of $13,042 resulting in total operating expenses of $833,219. We accrued interest expenses of $23,466, impairment losses on intangible assets of $155,000, losses on investment re-valuation of $6.077 and foreign exchange losses of $6,077. As a result, we had a net comprehensive loss of $1,536,455 for the year ended December 31, 2016.

Comparatively, the Company did not record any revenues during the year ended December 31, 2015. We expensed exploration costs of $194,690, professional fees of $45,216, and selling and administrative costs of $6,550, resulting in total operating expenses of $254,492. We accrued interest expenses of $28,424 and foreign exchange losses of $2,088, resulting in a net comprehensive loss of $285,004 for the year ended December 31, 2015.

The $714,980 increase in net comprehensive loss for the year ended December 31, 2016 compared to the year ended December 31, 2015 is primarily due to increase management fees and impairment losses on intangible assets during the year ended December 31, 2016.

Consolidated Financial Condition

Total Assets.  Total assets at were $25,565 and $176,593 at December 31, 2016 and December 31, 2015.  Total assets at December 31, 2016 and December 31, 2015 consisted of cash of $17.670 and $8,477, respectively; prepaid expense of $3,895 and $3,894, respectively; investments of $-0- and $9,222, respectively; and intangible assets of $-0- and $155,000, respectively.  Total assets were due to cash received via subscription agreements and a consulting contract. The prepaid expense was due to a legal retainer payment. The investment was due to purchased mineral rights of $9,222 and the intangible asset was due to the acquisition of an application company, Good2Drive LLC of $155,000. The Company re-measured and re-valued the investment and intangible asset to their impaired values as of December 31, 2016

Total Liabilities.  Total liabilities were $700,839 and $635,842 at December 31, 2016 and December 31, 2015.  Total liabilities at December 31, 2016 and December 31, 2015 consisted of accounts payable of $567,528 and $290,702, respectively; notes payable of $101,820 and $276,904, respectively; due to related parties of $3,588 and $8,803, respectively and accrued interest of $27.902 and $59,353, respectively.  Total liabilities were due to the promissory note related to consulting contracts and a payable associated with the preparation of the S1 registration statement and operating expenses.

Consolidated Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the year ending December 31, 2016 of $1,536,455.  The Company has an accumulated loss of $2,151,900 as of December 31, 2016.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of services.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due.  At December 31, 2016 we had working capital deficit of $675,686.  Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the year ended December 31, 2016 and 2015 was ($882,362) and ($97,704), respectively.   Net cash used in operating activities includes our net loss, stock based compensation, Impairment of intangible assets, loss on investment re-valuation, loss on conversion of debt, prepaid expenses, accounts payable and accrued interest.

Net cash provided by financing activities for the year ended December 31, 2016 and 2015 was $729,822 and $115,798, respectively.  Net cash provided by financing activities included proceeds from related parties of $0 and $8,803, respectively and proceeds (payments) from (to) notes payable of $(100,079) and $74,684, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2016.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Atacama Resources International, Inc.

We have audited the accompanying balance sheet of Atacama Resources International, Inc. as of December 31, 2015 and the related statements of operations, stockholders’ deficiency, and cash flows for the year ended December 31, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atacama Resources International, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stevenson & Company CPAS LLC

Stevenson & Company CPAS LLC

Tampa, Florida

April 19, 2016

PCAOB Registered
AICPA Member

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Atacama Resources International, Inc.:

We have audited the accompanying consolidated balance sheets of Atacama Resources International, Inc. (“the Company”) as of December 31, 2016 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Atacama Resources International, Inc., as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

Lakewood, CO

April 17, 2017

ATACAMA RESOURCES INTERNATIONAL, INC.

December 31, 2016 and 2014

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$ 17,670	$ 8,477
Prepaid expenses	3,895	3,894
Total Current Assets	21,565	12,371

Investment – mineral rights net of impairment	-	9,222
Intangible asset net of impairment	-	155,000
	-	164,222
TOTAL ASSETS	$ 21,565	$176,593

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 567,528	$ 190,702
Payable for Good2Drive LLC Acquisition	-	100,000
Accrued interest	27,923	59,353
Due to related party	3,588	8,803
Note payable - related party	2,020	77,104
Notes payable	99,800	199,800
Total Current Liabilities	700,839	635,842
Total Liabilities	$ 700,839	$ 635,842
COMMITMENTS AND CONTINGENCIES
Stockholders' Deficit
Common stock: $0.0001 par value 500,000,000 authorized; 139,900,818 and 114,208,334 shares issued and outstanding, respectively	13,990	11,421
Additional paid in capital	1,466,801	152,940
Other comprehensive income	(8,165)	(2,088)
Accumulated deficit	(2,151,900)	(621,522)
Total Stockholders' Deficit	(679,274)	(459,249)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 21,565	$ 176,593

The accompanying notes are an integral part of these consolidated financial statements.

ATACAMA RESOURCES INTERNATIONAL, INC.

For the Years Ended December 31, 2016 and 2015

Consolidated Statements of Operations

	Year ended December 31, 2016	Year ended December 31, 2015
REVENUE	$ -	$ -

Consulting fees	$ 268,980	-
Consulting fees paid with Stock	117,785	-
Exploration costs	18,344	194,690
Management fees	348,000	-
Professional fees	37,349	45,216
Property taxes	548	-
Selling, general and administrative expenses	29,171	8,036
Stock based compensation	-	6,550
Travel	13,042	-
Total operating expenses	833,219	254,492

Net loss from operations	(833,219)	(254,492)

Interest expense	(23,466)	(28,424)
Loss due to impairment of intangible asset	(155,000)	-
Loss due to revaluation of investment	(9,222)	-
Loss on conversion of debt	(505,883)	-

Net Income (Loss)	(1,530,378)	(282,916)

Foreign exchange (loss)	(6,077)	(2,088)

Comprehensive (loss)	(1,536,455)	$(285,004)

Basic and diluted loss per share	(.0012)	$ (0.005)

Weighted average number of shares outstanding	127,755,784	57,222,991

The accompanying notes are an integral part of these consolidated financial statements.

ATACAMA RESOURCES INTERNATIONAL, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2016 and 2015

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance December 31, 2014	31,725,000	$3,173	$67,327	$(338,606)	$ 0	$(5)

Issued 42,400,000 shares of common stock to certain officers and directors for services. September, 2015.	42,400,000	4,240	0	0	0	4,240
Issued 23,100,000 shares of common stock for consulting services. August, 2015.	23,100,000	2,310	0	0	0	2,310
Sale of 483,334 shares of common stock for cash to various investors. December, 2015.	483,334	48	32,263	0	0	32,311
Issued 16,500,000 shares of common stock for acquiring Good2Drive LLC. December, 2015.	16,500,000	1,650	53,350	0	0	55,000
Net loss				(282,916)	0	(282,916)
Foreign exchange (loss)	0	0	0	0	(2,088)	(2,088)

Balance, December 31, 2015	114,208,334	$11,421	$152,940	$(621,522)	$(2,088)	$(459,249)

Issued 5,578,107 shares of commons stock as payment for consulting fees.	5,578,107	558	$486,529	0	0	$487,087

Issued 4,493,448 shares of common stock to certain officers and directors for services. April, 2016	4,493,448	$449	$224,223	0	0	$224,672
Issued 11,866,667 shares of common stock to related parties for consulting services. November, 2016.	11,866,667	1,187	440,125	0	0	441,312

ATACAMA RESOURCES INTERNATIONAL, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2016 and 2015

Continued from previous page

Sale of 3,754,262 shares of common stock for cash to various investors. January to November, 2016.	3,754,262	375	162,985	0	0	163,360
Net Loss	0	0	0	(1,530,378)	0	(1,530,378)
Foreign exchange (loss)	0	0	0	0	(6,077)	(6,077)

Balance, December 31, 2016	139,900,818	$13,990	$1,466,801	$(2,151,900)	$(8,165)	$(679,274)

The accompanying notes are an integral part of these consolidated financial statements.

ATACAMA RESOURCES INTERNATIONAL, INC.

For the Years Ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows

	Year ended December 31, 2016	Year ended December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,530,378)	$ (282,916)
Adjustments to reconcile net loss to net cash provided (used) in operations
Stock based compensation	-	6,550
Proceeds from stock Issued for services	486.529	-
Increase in payable to related parties	(80,300)	-
Changes in assets and liabilities:
(Increase) decrease in operating assets:
Prepaid Assets	(3,588)	(3,894)
Increase (decrease) in operating liabilities:
Accounts payable	276,826	154,302
Accrued interest	(31,451)	28,254
Net cash provided by (used in) operating activities	(882,362)	(97,704)

CASH FLOWS FROM INVESTING ACTIVITIES
Impairment of Good2Drive	155,000	(9,222)
Impairment of mineral rights	12,810	-
Net cash provided by (used in) investing activities	167,810	(9,222)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments from (to) notes payable	(100,079)	74,684
Proceeds from related party	-	8,803
Proceeds of stock	829,901	32,311
Proceeds from issuance of stock	-	-
Net cash provided by financing activities	$ 729,822	$115,798

Foreign Currency Translation	(6,077)	(2,088)

Net change in cash and cash equivalents	9,193	6,784

Cash and cash equivalents
Beginning of period	$ 8,477	$ 1 693
End of period	$ 17,670	$ 8,477

Supplemental cash flow information
Cash paid for interest	$ 0	$ 0
Cash paid for taxes	$ 0	$ 0

Non-cash Transactions
Purchase of Good2Drive LLC	$ 0	$155.000

The accompanying notes are an integral part of these consolidated financial statements.

Atacama Resources International, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents totaled $17,670 at December 31, 2016 and $8,477 at December 31, 2015.

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

During the year ending December 31, 2016 and 2015, the Company recorded exploration costs of $18,344 and $194,690, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016 and December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of December 31, 2016 or December 31, 2015.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2016 and December 31, 2015.  As of December 31, 2016, the Company had no dilutive potential common shares.

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

Share-based expense was $0 for the year ending December 31, 2016; $6,550 for the year ending December 31, 2015.

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

NOTE 4. PREPAID EXPENSE

The Company’s prepaid expense consists of a retainer fee paid the law offices of Clifford J. Hunt, P.A. of $2,250 retainer; a last month rental fee for a storage facility of $1,644.  The prepaid balance was $3,894 and $3,894, on December 31, 2016 and December 31, 2015, respectively.

NOTE 5.  INVESTMENTS – MINERAL RIGHTS

	December 31, 2016	December 31, 2015
CJP Properties: Mineral rights acquired in Biron Bay, Ontario Canada. Consists of 2,720 acres.
Allsopp Properties: Mineral Rights acquired in the Kirkland Lake Gold’s Macassa mine Complex Ontario Canada. Consists of 1,680 acres. Exploration costs of $50,000 annually for the first two years of the agreement are required to meet contractual commitments and have been incurred by December 2015. The valuation of these mineral rights have been re-measured and deemed to have no carrying value at December 31, 2016.	$ -	$ 9,222

NOTE 6.  INTANGIBLE ASSET

The Company owns a license in Good2Drive for $155,000, which also includes Good2Roll and Good2Pilot, it is a smartphone application that establishes a baseline to test driver’s alertness. As of December 31, 2016, the intangible assets has been re-valued and deemed to have an impaired value of nil.

NOTE 7. NOTES PAYABLE

		December 31, 2016	December 31, 2015
Glenn Grant, CEO, President and director to the Company executed a demand note with the Company. The note carries an Eight percent (8%) annual percentage rate. Accrued interest at December 31, 2016 and December 31, 2015 was $4,896 and $2,168, respectively. On April 15, 2016 the demand note was converted for 3,096,583 common shares at a fair market price of $0.35 per share.	$	---	77,104

New Opportunity Business Solutions, Inc., (NOBS) a related party for consulting services to the Company. Atacama Resources International, Inc. (ARII) is a client of New Opportunity Business Solutions, Inc. At the time of the execution of the note, NOBS was a non-related party.  However, the beneficial owner has since acquired stock in excess of 5% of the outstanding shares.  The original amount of the note payable was $199,800.  The note states a 10% interest rate with no set maturity date and is due on demand. Payment of principal and interest is due on demand and is not contingent. However to the extent that the Company incurs expense to accomplish the goal of the consulting agreement, the obligation of the company shall be reduced an equal amount. The note is as support for the consulting fee which was owed by ARII but not paid as required.  Accrued interest at December 31, 2016 and December 31, 2015 was $74,793 and $57,185, respectively.

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

For the period ending December 31, 2016 and for the year ended December 31, 2015, the Company has net operating losses from operations. The carry forwards expire through the year 2032. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

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

May 1, 2016, the Company issued 5,600,000 shares at $0.10 per share to ALPCO, a related party for $56,000.

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

On September 27, 2016, the Company issued 10,147 shares at $0.075 per share to Lucas Bjold for $743; a non-related party

.

On October 18, 2016, the Company issued 101,744 shares at $0.09 per share to Kort Clair Smith for $9,990, a non-related party; 50,927 shares $.09 per share to Chris Turner for 4,583, a non-related party; and 66,665 shares at $0.09 per share to Donald H Swartz for $ 6,000 USD; a non-related party.

On October 26, 2016, the Company issued 66,665 shares at $0.09 per share to Elsien Wildeboer for $6,000; a non-related party.

On October 31, 2016, the Company issued 66,665 shares at $0.09 per share to Brian Elliot for $6,000; a non-related party.

On November 1, 2016, the company issued 5,000,000 shares a $0.09 per share to Cougar Pipelines Inspection and Consulting Ltd, a non-related party, in lieu of debt payment; and 70,000 shares at $0.09 per share to Robert and Lynda Fisher for $6,300; a non-related party.

On November 8, 2016, the company issued 24,866 shares at $0.09 per share to James Claggett for 2.238; a non-related party.

On November 8, 2016, the company issued 24,866 shares at $0.09 per share to James Claggett for 2.238; a non-related party.

On November 24, 2016, the company issued 83,350 shares at$0.06 per share to Steven Labchuk for $5,000: a non-related party; and 83,350 shares at$0.06 per share to Sarah Labchuk, for $5,000; a non-related party.

On November 25, 2016, the company issued 166,700 shares at $0.06 per share to Donald H Swartz for $10,000; a non-related party.

On December 2, 2016, the company issued 79,809 shares at $0.06 per share to Loretta Best, a non-related party, in lieu of debt payment; 271,598 shares at $0.06 per share to Allan Flash, a non-related party, in lieu of debt payment; and 30,000 shares at $0.06.per share to Steven Labchuk for $1,800, a non-related party.

On December 19, 2016, the company issued 200,000 shares at $0.06 /share to Mary Carole Provett for $12,200; a non-related party; and 400,000 shares at $0.05 per share to William W Provett for $24,400: a non-related party.

On November 14, 2016, the company issued 6,000,000 shares at $0.06 per share to Antevorta Capital Partners Ltd; a related party, in lieu of debt payment.

There were 139,900,818 shares of common stock issued and outstanding at December 31, 2016.

NOTE 10. RELATED PARTY TRANSACTIONS

DUE TO/FROM RELATED PARTIES

During the year ended December 31, 2016, Glenn Grant, CEO and director paid certain expenses on behalf of the Company and is due reimbursement. As of December 31, 2016, the balance from the related party was $-0-.  On April 15, 2016, the balance due to Glenn Grant, CEO was $16,550 and was converted for 472,865 common shares at a fair market price of $0.09 per share; as a result, there was a gain on conversion of $26,003 which was allocated to the additional paid up capital.

During the year ended December 31, 2016, Richard Roy, CFO and director paid for certain operating expenses on behalf of the Company and is due reimbursement. As of December 31, 2016, the balance due to the related party was $2,020.

During the year ended December 31, 2016, 1172321 Alberta Ltd., a company owned by Glenn Grant, CEO and an advisor to the Company, contributed $32,340 for certain operating expenses and is due reimbursement. On April 15, 2016, $32,340 was converted for 924,000 common shares of the Company at a fair market price of $0.9 per share; as a result, there was a loss on conversion of $50,820 which was recognized as a loss in the consolidated statement of operations.  On September 30, 2016, 1172321 Alberta Ltd. contributed $3,587.

During the year ended December 31, 2016, two companies under the common control of New Opportunity Business Solutions, Inc., which holds a note payable of $144,880, acquired the following shares: on May 1, 2016, the Company issued 5,600,000 shares at $0.10 per share to ALPCO, a related party for $56,000; on November 14, 2016, the company issued 6,000,000 shares at $0.06 per share to Antevorta Capital Partners Ltd; a related party, in lieu of debt payment.

MANAGEMENT FEES

During the year ended December 31, 2016, the Company accrued expenses related to the management of company by Beco Financials, a company owned by Richard Roy, CFO and an advisor to the Company for $51,0000; Bower Solutions, a company owned by Glenn Grant, CEO and an advisor to the Company for $162,000 and Dannette Technologies, a company owned by Dan Finch, COO and an advisor to the Company, for $135,000.

NOTE PAYABLE/RECEIVABLE

On December 4, 2014, Bower Solutions Ltd., a company owned by Glenn Grant, CEO and an advisor to the Company, executed a demand note with the Company.  The note carries an Eight percent (8%) annual percentage rate.  The balance of the related party note, as of December 31, 2016 and December 31, 2015, were $-0- and $77,104, respectively. On April 15, 2016, the balance due to Bower Solutions Ltd. was $108,380 and was converted for 3,096,583 common shares at a fair market price of $0.5 per share; as a result, there was a loss on conversion of $123,863 which was recognized as a loss in the consolidated statement of Operations.

ACQUISITION

In December 2015, the Company purchased 100% of Good2Drive LLC FOR $155,000 in exchange for cash and common stock of Atacama Resources International Inc. Good2Drive contained only an intangible asset. The negotiation and acquisition was directed by Dan Finch, COO of Atacama Resources International Inc., who held a five (5%) interest in Good2Drive LLC. No goodwill was recognized. As of December 31, 2016, this acquisition was deemed to have an impaired value of nil and has been revalued at the impaired value.

EQUITY TRANSACTIONS

On April 15, 2016, through approval of its Board of Directors, the Company accepted the conversion of debt to acquire shares from the following related parties; Glen Grant, CEO and director 472,865 shares at $0.035 per share, 1172321 Alberta Ltd. 924,000 shares at $0.35 per share; Bower Solutions Ltd. 3,096,583 shares at $0.035 per share. At the time of conversion the share price was $0.035 per share; however, the market value at the time of conversion was re-valued at $0.05 per share which resulted in an aggregate loss of $153,730 and was recognized as a loss in the consolidate statement of operations.

NOTE 11. COMMITMENTS AND CONTINGENCIES

There are no commitments and contingencies of the Company as of December 31, 2016. All exploration commitments per the Company’s Mineral Rights Agreements have been met by December 2015.

NOTE 12. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of December 31, 2016.

NOTE 13. MANAGEMENT FEES

At December 31, 2016 the Company paid $348,000 in management fees to certain individuals who were engaged as independent contractors to perform services in a management capacity.

NOTE 14. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the consolidated financial statements were issued. None noted.

Item 9.  Changes In and Disagreements With Accountants On Accounting And Financial Disclosure

None

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

As of December 31, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the consolidated financial statements and other information presented herewith are materially correct.

As of December 31, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective so as to timely identify, correct and disclose information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the consolidated financial statements and other information presented herewith are materially correct.

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

NAME	AGE	POSITIONS HELD	SINCE
Glenn Grant	70	CEO, CAO, Director	January 2015 to present
Daniel Finch	74	COO, Director	June 2015 to present
Donald Swartz	53	Chairman of the Board	October 2016 to present
William Webb	53	CFO	February 2017 to present
Kenneth Olson	54	Former CEO	June 2013 to February 2015
Richard Roy	54	Former CFO	September 2015 to October , 2016

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

William Webb

William Webb has been the Chief Financial Officer for the Company since February 2017.  He worked as a securities consultant from June 2012 through December 2014.  He acted as the CFO of Soellingen Advisory Group, Inc. from November 2013 through November 2014.  He has been acting as the president of Bankers Life Securities, Inc. from February 2015 through today.

Donald Swartz

Donald Swartz was been the president and founder of Effectiveness Resource Group, Inc. from 1973 through December 2012.  Effectiveness Resource Group, Inc. is a professional consulting group that helps companies, individuals, and organizations to improve their effectiveness.  From 2012 through November of 2013, he served as the director for Condominio Playa Norte, a condominium association located in Mexico and for Nautibeach Condos SCP, a vacation rental business also located in Mexico.  Mr. Swartz graduated from Lehigh University with a Bachelor of Science in mechanical engineering in 1953.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, no director, officer or beneficial owner of more than ten percent of any class of our equity securities, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2016.

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

Compensation Committee Interlocks and Insider Participation

As of December 31, 2016, our Board of Directors consisted of Messrs. Grant, Finch and Swartz. At present, the Board of Directors has not established any committees other than an audit committee.

Director Compensation

There are currently no compensation arrangements in place for members of the Board of Directors.

Item 11.  Executive Compensation

The following table sets forth information concerning the annual and long term compensation of our executive officers who served during the fiscal year December 31, 2016 and 2015, for services rendered in all capacities to us. The listed individuals shall hereinafter be referred to as the “Named Executive Officers.”  Currently, we have no employment agreements with any of our Directors or Officers.  All of our directors are unpaid.  Compensation for the future will be determined when and if additional funding is obtained.

	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Nonqualified deferred compensation	All other compensation	Total
Name and Principal Position (1)	($)	($)	($)	($)	($)	($)	($)	($)	($)
Glenn Grant - President, CEO	2015	0	0	1,200	0	0	0	0	1,200
	2016	0	0	0	0	0	0	162,000(2)	162,000
Dan Finch - COO	2015	0	0	1,200	0	0	0	0	1,200
	2016	0	0	0	0	0	0	135,000(3)	135,000
William Webb - CFO	2015	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0
Richard Roy – Former CFO	2015	0	0	1,200	0	0	0	0	1,200
	2016	0	0	0	0	0	0	51,000(4)	51,000
Kenneth Olsen – Former CEO	2015	0	0	1,200	0	0	0	0	1,200
	2016	0	0	0	0	0	0	0	0

(1)

There are no employment contracts with Messrs. Grant, Finch, Webb and Roy at this time.  Nor are there any agreements for compensation in the future.  A salary and stock option and/or warrants program may be developed in the future.

(2)

Represents management fees paid to BOWER Solutions Ltd., and entity owned by Glenn Grant.

(3)

Represents management fees paid to Dannette Technologies LLC, an entity owned by Daniel Finch.

(4)

Represents management fees paid to Beco Accounting & Financial Inc., an entity owned by Richard Roy.

Item 12.  Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of April 17, 2017, and our officers and directors, individually and as a group.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Name and Address	Number of Shares	Percentage of Outstanding Common Shares
Richard Roy	8,200,000	5.78%
7718-106 Street
Grande Prairies, AB T8W 2H5

Glenn Grant	8,571,464 direct	6.04%
PO Box 217	24,666,143 indirect(3)(4)	17.38%

Killam, AB T0B 2L0

Daniel Finch	9,550,000 direct	6.73%
10820 68th Place	3,600,000 indirect(1)	2.54%
Kenosha, WI 53142

William Webb, Jr.	2,000,000	1.41%
11321 Laura Lane
Frankfort, IL 60432

Donald Swartz	500,032 direct	0.35%
Unit 3215 100 Timber Ridge Way NW	40,000 indirect(2)	0.03%
Issaquah, WA 98027

All Executive Officers and Directors as a Group	28,821,496 direct	20.31%
(5 persons)	28,306,143 indirect	19.95%

Kenneth Olsen	7,200,000	5.07%
609-955 Beauparc Private
Ottawa ON K1J 0A2 Canada

Outwater Family Trust	8,000,000	5.64%
1482 E Valley Rd #329
Santa Barbara, CA 93108

Based upon 141,900,818 outstanding common shares as of April 17, 2017.

(1)

Includes shares owned by Dianne Finch, who is the wife of Daniel Finch.

(2)

Shares owned by the Donald H. Swartz Revocable Living Trust.  Mr. Swartz is the trustee.

(3)

Includes 3,569,560 shares owned by 1172321 Alberta Ltd. and 12,000,000 shares owned by 1778928 Alberta Ltd., which are controlled by Glenn Grant and his wife, Sandra Grant, respectively.  Includes 9,096,583 common shares owned by Bower Solutions Ltd., which is controlled by Mr. Grant.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the year ended December 31, 2016, Glenn Grant, CEO and director paid certain expenses on behalf of the Company and is due reimbursement. As of December 31, 2016, the balance from the related party was $-0-.  On April 15, 2016, the balance due to Glenn Grant, CEO was $16,550 and was converted for 472,865 common shares at a fair market price of $0.09 per share; as a result, there was a gain on conversion of $26,003 which was allocated to the additional paid up capital.

During the year ended December 31, 2016, Richard Roy, CFO and director paid for certain operating expenses on behalf of the Company and is due reimbursement. As of December 31, 2016, the balance due to the related party was $2,020.

During the year ended December 31, 2016, 1172321 Alberta Ltd., a company owned by Glenn Grant, CEO and an advisor to the Company, contributed $32,340 for certain operating expenses and is due reimbursement. On April 15, 2016, $32,340 was converted for 924,000 common shares of the Company at a fair market price of $0.9 per share; as a result, there was a loss on conversion of $50,820 which was recognized as a loss in the consolidated statement of operations.  On September 30, 2016, 1172321 Alberta Ltd. contributed $3,587.

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

Item 14. Principal Accounting Fees and Services

The Company’s audit committee has appointed Stevenson & Company CPAS LLC to complete the audit for the December 31, 2015 fiscal year and appointed BF Borgers CPA PC to complete the audit for the December 31, 2016 fiscal year. The normal functions of the audit committee are handled by the board of directors.

	2016	2015
Audit Fees	$10,600	$10,600
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

Board of Directors Report

The Board of Directors has reviewed and discussed with the registrant's management and independent auditor the audited consolidated financial statements of the registrant’s contained in the registrant's Annual Report on Form 10-K for the registrant's fiscal year ended December 31, 2016.  The Board has also discussed with the independent auditor the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the registrant's consolidated financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements in the registrant's Annual Report on Form 10-K for its fiscal year ending December 31, 2016 for filing with the SEC.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2016 and 2015

Statements of Operations for the years ended December 31, 2016 and 2015

Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2016 and 2015

Statements of Cash Flows for the years ended December 31, 2016 and 2015

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

Secretary and Director

Dated: April 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY: /s/ Glenn Grant

Glenn Grant

Chief Executive Officer, Chief Accounting Officer,

Secretary and Director

Dated: April 17, 2017

BY: /s/ Daniel Finch

Daniel Finch

Chief Operating Officer, Director

Dated: April 17, 2017

BY: /s/ William Webb

William Webb

Chief Financial Officer, Director

Dated: April 17, 2017

BY: /s/ Donald Swartz

Donald Swartz

Chairman of the Board

Dated: April 17, 2017