Form 10-Q
period 2017-03-31
Atacama Resources International, Inc.
filed 2017-05-25
CIK 1584618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of May 25, 2017 was 141,900,818.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	20

SIGNATURES	21

Part I.  Financial Information

Item 1.  Financial Statements.

ATACAMA RESOURCES INTERNATIONAL, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$ 23,516	$ 17,670
Accounts receivable	3,975
Prepaid expenses	3,895	3,895
Total Current Assets	31,386	21,565

Mineral rights	9,647	-

TOTAL ASSETS	$41,033	$21,565

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$649,482	$567,528
Accrued interest	29,513	27,903
Due to related party	99,773	5,608
Derivative Liability	108,556	-0-
Convertible notes net of discount of $79,512 and $0	32,238	-0-
Notes payable	99,800	99,800
Total Current Liabilities	1,019,362	700,839

Total Liabilities	1,019,362	700,839
COMMITMENTS AND CONTINGENCIES
Stockholders' Deficit
Common stock: $0.0001 par value 500,000,000 authorized; 141,900,818 and 114,800,001 shares issued and outstanding, respectively	14,190	13,990
Additional paid in capital	1,669,795	1,466,801
Other comprehensive income	(7,825)	(8,165)
Accumulated deficit	(2,654,489)	(2,151,900)
Total Stockholders' Deficit	(978,329)	(679,274)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 41,033	$ 21,565

The accompanying notes are an integral part of these consolidated financial statements

ATACAMA RESOURCES INTERNATIONAL, INC.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
REVENUE	$ 0	$ 0

OPERATING EXPENSE
Exploration costs	1,261	13,190
Professional fees	49,705	13,918
Stock based compensation	170,000
Related party consulting fees	121,000
Selling, general and administrative expenses	96,515	93
Total operating expenses	438,481	27,201

Net loss from operations	(438,481)	(27,201)

Other income (expense)
Interest expense	(1,869)	(9,465)
Interest expense related to derivative liability	(32,238)
Gain (loss) on issuance of stock	(30,000)	0

Net Income (Loss)	(502,588)	(36,666)

Foreign exchange (loss)	340	6,065

Comprehensive (loss)	$(502,248)	$(30,601)

Basic and diluted loss per share	$(0.003)	$(0.001)

Weighted average number of shares outstanding	141,900,818	114,379,538

The accompanying notes are an integral part of these consolidated financial statements

ATACAMA RESOURCES INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(502,588)	$(36,666)
Changes in assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(3,976)	0
Increase (decrease) in operating liabilities:
Accounts payable	81,954	(54,125)
Stock based compensation	170,000
Beneficial conversion of derivative convertible notes	32,238
Accrued interest	1,610	9,207
Net cash provided by (used in) operating activities	(220,762)	(81,584)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral rights	(9,647)	0
Net cash provided by (used in) investing activities	(9,647)	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party	94,165	9,914
Proceeds from notes payable	0	31,276
Proceeds from derivative liability	111,750	0
Proceeds from issuance of stock	30,000	26,901
Net cash provided by financing activities	235,915	68,091

Foreign Currency Translation	340	6,065

Net change in cash and cash equivalents	5,846	(7,428)

Cash and cash equivalents
Beginning of period	17,670	$8,477
End of period	$23,516	$1,049

Supplemental cash flow information
Cash paid for interest	$ 0	$ 0
Cash paid for taxes	$ 0	$ 0

The accompanying notes are an integral part of these consolidated financial statements

Atacama Resources International, Inc.

Notes to the Consolidated Financial Statements

For the period ending March 31, 2017

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

UNAUDITED INTERIM FINANICAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles. For complete financial statements please refer to our 2016 Annual Report on Form 10-K, filed on April 17, 2017.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents totaled $23,516 at March 31, 2017 and $17,670 at December 31, 2016.

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

During the three months ending March 31, 2017 and 2016, the Company recorded exploration costs of $1,261 and $13,190, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017 and December 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of March 31, 2017 or December 31, 2016.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2017 and December 31, 2016.  As of March 31, 2017, the Company had no dilutive potential common shares.

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

NOTE 4. PREPAID EXPENSE

The Company’s prepaid expense consists of a retainer fee paid the law offices of Clifford J. Hunt, P.A. of $2,250 retainer and a last month rental fee for a storage facility of $1,644.  The prepaid balance was $3,894 and $3,894, on March 31, 2017 and December 31, 2016, respectively.

NOTE 5.  INVESTMENTS

	March 31, 2017	December 31, 2016
CJP Properties: Mineral rights acquired in Biron Bay, Ontario Canada. Consists of 2,720 acres.	$ 9,647	-
Allsopp Properties: Mineral Rights acquired in the Kirkland Lake Gold’s Macassa mine Complex Ontario Canada. Consists of 1,680 acres. Exploration costs of $50,000 annually for the first two years of the agreement are required to meet contractual commitments and have been incurred by December 2016. The valuation of these mineral rights have been re-measured and deemed to have no carrying value at March 31, 2017.	$ -	$ 9,222

NOTE 6.  INTANGIBLE ASSET

The Company had no intangible assets at March 31, 2017

NOTE 7. NOTES PAYABLE

	March 31, 2017	December 31, 2016

On February 14, 2017, Auctus Fund, LLC an unrelated party has entered into a convertible note with the Company in the amount of $68,750. The note states an 12% interest rate with a maturity date of November 14, 2017, upon which all interest is due unless the note is converted. The notes may be converted into Company stock at the lender’s discretion at any time after 180 days from the date of the note at a discount rate of 45% to the lowest trading day during the previous 25 trading days.	68,750	-

On January 27, 2017, Power Up Lending Group, LTD an unrelated party has entered into a convertible note with the Company in the amount of $43,000. The note states an 8% interest rate with a maturity date of November 2, 2017, upon which all interest is due unless the note is converted. The notes may be converted into Company stock at the lender’s discretion at any time after 180 days from the date of the note at a discount rate of 42% to the lowest trading day during the previous 15 trading days.	43.000	-

New Opportunity Business Solutions, Inc., a related party by virtue of common ownership in various companies that hold stock, for consulting services to the Company. Atacama Resources International, Inc. (ARII) is a client of New Opportunity Business Solutions, Inc. The original amount of the note payable was $199,800.  The note states a 10% interest rate with no set maturity date and is due on demand. Payment of principal and interest is due on demand and is not contingent. However, to the extent that the Company incurs expense to accomplish the goal of the consulting agreement, the obligation of the company shall be reduced an equal amount. The note is as support for the consulting fee which was owed by ARII but not paid as required.  Accrued interest at March 31, 2017 and December 31, 2016 was $27,902 and $63,663, respectively.

	99,800	99,800

Total notes payable	$211,550	$276,984

Current portion	$211,550	$276,984

NOTE 8. INCOME TAXES

At March 31, 2017, the Company had a net operating loss carry–forward for Federal income tax purposes of approximately $599,661 that may be offset against future taxable income through 2032  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets   calculated at the effective rates note below, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance.

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

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6% to income before taxes), as follows:

		For the Period Ended March 31, 2017		For the Period Ended March 31, 2016
Tax expense (benefit) at the statutory rate		$(159,255)		$(10,404)
State income taxes, net of federal income tax benefit		(6,710)		(1,102)
Change in valuation allowance		165,965		11,506
Total	$	---	$	---

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

For the period ending March 31, 2017 and for the year ended December 31, 2016, the Company has net operating losses from operations. The carry forwards expire through the year 2032. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of March 31, 2017 and December 31, 2016 is as follows:

		March 31, 2017		December 31, 2016
Deferred tax assets		$743,672		$225,475
Valuation allowance		(743,672)		(225,475)
Net deferred tax asset	$	---	$	---

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the period from inception ended December 31, 2013 through the year ended December 31, 2016.  The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest through the year ended December 31, 2016.

NOTE 9. SHAREHOLDERS’ EQUITY

The Company, through approval of its Board of Directors, authorized common shares of 500,000,000 with a par value of $0.0001.

COMMON STOCK

On February 1, 2017, the Company issued 2,000,000 shares, at $0.085 per share, to William D. Webb, Jr., a related party, in exchange for consulting services totaling $170,000.   The market price on February 1 was $0.10 resulting in a loss of $30,000 which is reflected in the financial statements.

There were 141,900,818 shares of common stock issued and outstanding at March 31, 2017.

NOTE 10. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

During the three months ended March 31, 2017, Glenn Grant, CEO and director paid certain expenses on behalf of the Company and is due reimbursement. As of March 31, 2017 the balance due to the related party was $16,550.

NOTE PAYABLE

On December 4, 2014, Glenn Grant, advisor to the Company executed a demand note with the Company.  The note carries an Eight percent (8%) annual percentage rate.  The balance of the related party note as of March 31, 2017 and December 31, 2016 were $108,380 and $77,104, respectively.

EQUITY TRANSACTIONS

On February 1, 2017 through approval of its Board of Directors, the Company issued 2,000,000 shares at $0.085 per share to William D. Webb, Jr, CFO and in exchange for services totaling $170,000. The market price was $.10 resulting in a loss of $30,000.

NOTE 11. COMMITMENTS AND CONTINGENCIES

There are no commitments and contingencies of the Company as of March 31, 2017.

NOTE 12. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of March 31, 2017.

NOTE 13 Convertible Debt

On January 27, 2017, The Company executed a convertible promissory note with Power Up Lending Group, Ltd. The note carries a principal balance of $43,000 together with an interest rate of eight percent (8%) per annum and a maturity date of November 2, 2017. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share in accordance with the terms of the note agreement shall be made in lawful money of the United States of America. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid.

The holder shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this note, to convert all or any part of the outstanding and unpaid principal amount into Common Stock. The conversion shall equal sixty-one percent (58%) of the e of the lowest trading price for the Common Stock during the fifteen-day trading period ending on the latest complete trading day prior to the conversion date, representing a discount rate of forty-two percent (42%).

The Company accounts for this beneficial conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The beneficial conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. At March 31, 2017, the fair value of beneficial conversion feature was $88,829.

The Company recorded the fair value of beneficial conversion feature as debt discount. For the 3 months ended March 31, 2017 the total interest expense recorded was $15,050 resulting in a debt discount balance of $27,950.

	March 31, 2017	December 31, 2016
Power Up Lending Group, Ltd., a non-related party convertible promissory note:	$43,000	$ 0
Debt discount	(27,950)	0
Convertible notes payable net of debt discount	15,050	0

Accrued interest	594	0

Current portion of convertible note payable and interest	$15,644	$0

On February 14, 2017, The Company executed a convertible promissory note with Auctus Fund, LLC. The note carries a principal balance of $68,750 together with an interest rate of eight percent (12%) per annum and a maturity date of November 14, 2017. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share in accordance with the terms of the note agreement shall be made in lawful money of the United States of America.

The holder shall have the right from time to time, and at any time during the period beginning on the date of this note, to convert all or any part of the outstanding and unpaid principal amount into Common Stock. The conversion shall equal sixty-one percent (55%) of the e of the lowest trading price for the Common Stock during the fifteen-day trading period ending on the latest complete trading day prior to the conversion date, representing a discount rate of forty-two percent (45%).

The Company accounts for this beneficial conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The beneficial conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. At March 31, 2017, the fair value of beneficial conversion feature was $96.880.

The Company recorded the fair value of beneficial conversion feature as debt discount. For the 3 months ended March 31, 2017 the total interest expense recorded was $17,188 resulting in a debt discount balance of $51,562.

Convertible Note payable consisted of the following as of March 31, 2017:

	March 31, 2017	December 31, 2016
Auctus Fund, LLC, a non-related party convertible promissory note:	68,750	0
Debt discount	(51,562)	0
Convertible notes payable net of debt discount	17,188	0

Accrued interest	1,017	0

Current portion of convertible note payable and interest	18,205	0

NOTE 14. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Atacama Resources International, Inc. for the period ended March 31, 2017 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties.  In particular, statements under this section contains forward looking statements.  Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report on Form 10-K.

Results of Consolidated Operations for the three months ended March 31, 2017 and 2016.

The Company did not record any revenues during the three months ended March 31, 2017. We expensed exploration costs of $1,261, professional fees of $49,705, stock based compensation of $291,000 and selling and administrative costs of $96,514, resulting in total operating expenses of $438,481. We accrued interest expenses of $258, recorded a loss on the conversion of debt of $30,000 and recorded foreign exchange gains of $340. As a result, we had a net comprehensive loss of $468,399 for the three months ended March 31, 2017.

Comparatively, the Company did not record any revenues during the three months ended March 31, 2016. We expensed exploration costs of $13,190, professional fees of $13,918, and selling and administrative costs of $93, resulting in total operating expenses of $27,201. We accrued interest expenses of $9,465 and recorded foreign exchange gain of $6,065 resulting in a net loss of $36,666 for the three months ended March 31, 2017.

The $437,798, or 1,431%, increase in net comprehensive loss for the three months ended March 31, 2017 compared to the three months ended March 31, 2017 is primarily due to compensation costs during the three months ended March 31, 2017.

Consolidated Financial Condition

Total Assets.  Total assets at were $41,033 and $21,565 at March 31, 2017 and December 31, 2016.  Total assets at March 31, 2017 and December 31, 2016 consisted of cash of $23,516 and $17,670, respectively; prepaid expense of $3,894 and $3,894, respectively; investments of $-0- and $9,222, respectively; and intangible assets of $-0- and $155,000, respectively.  Total assets were due to cash received.

Total Liabilities.  Total liabilities were $988,707 and $700,839 at March 31, 2017 and December 31, 2016.  Total liabilities at March 31, 2017 and December 31, 2016 consisted of accounts payable of $649,482 and $569,528, respectively; notes payable of $43,000 and $99,800, respectively; due to related parties of $268,323 and $5,608, respectively and accrued interest of $27,902 and $29,903, respectively.  Total liabilities were due to increase in related party loans acts and compensation expenses.

Consolidated Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the three months ending March 31, 2017 of $468,399.  The Company has an accumulated loss of $2,620,640 as of March 31, 2017.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of services.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due.  At March 31, 2017 we had working capital deficit of $947,674.  Our working capital deficit is due to the results of operations.

Net cash provided and used in operating activities for the three months ended March 31, 2017 and 2016 was $32,647 and ($75,519), respectively.   Net cash used in operating activities includes our net loss, prepaid expenses, accounts payable and accrued interest.

Net cash provided by financing activities for the three months ended March 31, 2017 and 2016 was $(26,801) and $68,091, respectively.  Net cash provided by financing activities included proceeds from related parties of $232,715 and $9,914, respectively, proceeds from notes payable of $(56,800) and $31,276, respectively, and proceeds from the issuance of common stock of $170,000 and $26,901, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of March 31, 2017.

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

With respect to the period ending March 31, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2017, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, have added a Chief Financial Officer to oversee the financial information at multiple levels. Though there may be material weaknesses from a lack of a majority of outside directors on the board of directors, the placement of a Chief Financial Officer has compensated for this weakness. Through the use of external consultants and the review process, management believes that the consolidated financial statements and other information presented herewith are materially correct. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

(b)

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2016 Annual Report on Form 10K.

Part II.  Other Information

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**   XBRL Instance Document

101.SCH**   XBRL Taxonomy Extension Schema Document

101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atacama Resources International, Inc., (f/k/a Arrakis Mining Research, Inc.)

NAME	TITLE	DATE

/s/ Glenn Grant	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors	May 25, 2017
Glenn Grant