Form 10-Q
period 2017-06-30
Atacama Resources International, Inc.
filed 2017-08-14
CIK 1584618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of August 14, 2017 was 141,900,818.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	25

SIGNATURES	26

Part I.  Financial Information

Item 1.  Financial Statements.

ATACAMA RESOURCES INTERNATIONAL, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$ 58,318	$ 17,670
Accounts receivable
Prepaid expenses	-0-	3,895
Total Current Assets	58,318	21,565

Mineral rights	-0-	-0-

TOTAL ASSETS	$58,318	$ 21,565

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$752,051	$567,528
Accrued interest	33,575	27,903
Due to related party	98,753	5,608
Derivative Liability	465,330	-0-
Convertible notes net of discount of $79,512 and $0	122,708	-0-
Notes payable	99,800	99,800
Total Current Liabilities	1,572,217	700,839

Total Liabilities	1,572,217	700,839
COMMITMENTS AND CONTINGENCIES
Stockholders' Deficit
Common stock: $0.0001 par value 500,000,000 authorized; 141,900,818 and 114,800,001 shares issued and outstanding, respectively	14,273	13,990
Additional paid in capital	1,667,203	1,466,801
Other comprehensive income	(1,688)	(8,165)
Accumulated deficit	(3,193,687)	(2,151,900)
Total Stockholders' Deficit	(1,513,899)	(679,274)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$58,318	$ 21,565

The accompanying notes are an integral part of these consolidated financial statements

ATACAMA RESOURCES INTERNATIONAL, INC.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30, 2017	For the three months ended June 30, 2016	For the six months ended June 30, 2017	For the six months ended June 30, 2016
REVENUE	$ -0-	$ -0-	$ -0-	$ -0-

OPERATING EXPENSE
Consulting fees	29,783	36,014	-0-	49,932
Exploration costs	32,317	-0-	33,578	13,190
Professional fees	59,702	18,910	104,284	18,911
Stock based compensation	-0-	6	195,000	6
Related party consulting fees	150,000	135,000	246,000	135,000
Selling, general and administrative expenses	22,177	8,061	142,973	8,155
Impairment	228,647	-0-	228,647	-0-
Total operating expenses	522,626	197,991	950,482	225,194

Net loss from operations	(522,626)	(197,991)	(950,482)	(225,194)

Interest expense	-0-	(6,105)	-0-	(15,570)
Interest expense related to derivative liability	(88,035)	-0-	(125,342)	-0-
Gain (loss) on issuance of stock	-0-	-0-	(30,000)	-0-
Change in Derivative Liability	42,407	-0-	72,202	-0-

Net Income (Loss)	(568,254)	(204,096)	(1,033,622)	(240,764)

Foreign exchange (loss)	(2,028)	(7,523)	(1,687)	(1,188)

Comprehensive (loss)	$ (570,282)	$(211,619)	$(1,035,309)	$(241,952)

Basic and diluted loss per share	(.004)	$(0.001)	(.007)	$(0.001)

Weighted average number of shares outstanding	139,509,183	127,107,449	139,509,183	127,107,449

The accompanying notes are an integral part of these consolidated financial statements

ATACAMA RESOURCES INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,033,622)	$(240,764)
Changes in assets and liabilities:
Increase (decrease) in operating liabilities:		0
Accounts Payable	184,522
Stock based compensation	170,000	23,778
Beneficial conversion of derivative convertible notes	30,000	6
Beneficial conversion of mineral right purchase	61,000
Accrued Expenses	5,673	14,961
Prepaid Asset	3,894
Net cash provided by (used in) operating activities	(578,533)	(202,019)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-0-	-0-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	93,145	(7,772)
Proceeds from notes payable	122,708	(133,104)
Proceeds from derivative liability	465,331	-0-
Proceeds from issuance of stock	(60,315)	337,036
Net cash provided by financing activities	620,869	196,160

Foreign Currency Translation	(1,688)	(1,188)
Net change in cash and cash equivalents	40,648	(7,047)
Cash and cash equivalents
Beginning of period	17,670	$8,477
End of period	58,318	$1,430
Supplemental cash flow information
Cash paid for interest	$ -0-	$ -0-
Cash paid for taxes	$ -0-	$ -0-
Non-cash Transaction
Conversion of debt	$ -0-	$ 157,275

The accompanying notes are an integral part of these consolidated financial statements

Atacama Resources International, Inc.

Notes to the Consolidated Financial Statements

For the period ending June 30, 2017

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents totaled $58,318 at June 30, 2017 and $17,670 at December 31, 2016.

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

During the six months ending June 30, 2017 and 2016, the Company recorded exploration costs of $33,578 and $13,190, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2017 and December 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of June 30, 2017 or December 31, 2016.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at June 30, 2017 and December 31, 2016.  As of June 30, 2017, the Company had no dilutive potential common shares.

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

NOTE 4. PREPAID EXPENSE

The Company’s prepaid expense consisted of a retainer fee paid the law offices of Clifford J. Hunt, P.A. of $2,250 retainer and a last month rental fee for a storage facility of $1,644.  The prepaid balance was $-0- and $3,894, on June 30, 2017 and December 31, 2016, respectively.

NOTE 5.  INVESTMENTS

June 30, 2017	December 31, 2016

CJP Properties: On April 5, the Company completed a purchase of mineral rights acquired in are in and around Biron Bay, Ontario Canada. Consists of 3,114 acres. The Company exchanged 600,000 shares of stock on April 5, 2017 valued at $158,000 resulting in a price per share of 26 cents. The market value at April 5 was .36 cents per share resulting in a loss of $61,000 which is included in the Company’s profit and loss as impairment equaling $219,000. The purchase included an additional payment of $127,000 in Canadian dollars to be paid at an undetermined future date.

The separate properties are described as follows:

          Property                       Mineral         Size/Acres

1.

Biron Bay                    Iron Ore              99

2.

A1 Kimberlite             Diamond             395

3.

Simon Copper             Copper                939

4.

Cabo                            Diamond             317

5.

Mystery Graphite        Graphite              1,265

6.

Coronation Graphite   Graphite               99

The valuation of these mineral rights have been re-measured and deemed to have no carrying value at June 30, 2017. This includes the $219,000 and $9,647 in prior periods for a total impairment expense of $228,647.

$ -0-	$ 9,647

Allsopp Properties: Mineral Rights acquired in the Kirkland Lake Gold’s Macassa mine Complex Ontario Canada. Consists of 1,680 acres.

Exploration costs of $50,000 annually for the first two years of the agreement are required to meet contractual commitments and have been incurred by December 2016. The valuation of these mineral rights have been re-measured and deemed to have no carrying value at June 30, 2017.

$ -0-	$ 9,222

NOTE 6.  INTANGIBLE ASSET

The Company had no intangible assets at June 30, 2017

NOTE 7. NOTES PAYABLE

	June 30, 2017	December 31, 2016

On February 14, 2017, Auctus Fund, LLC an unrelated party has entered into a convertible note with the Company in the amount of $68,750. The note states an 12% interest rate with a maturity date of November 14, 2017, upon which all interest is due unless the note is converted. The notes may be converted into Company stock at the lender’s discretion at any time after 180 days from the date of the note at a discount rate of 45% to the lowest trading day during the previous 25 trading days.	68,750	-0-

On January 27, 2017, Power Up Lending Group, LTD an unrelated party has entered into a convertible note with the Company in the amount of $43,000. The note states an 8% interest rate with a maturity date of November 2, 2017, upon which all interest is due unless the note is converted. The notes may be converted into Company stock at the lender’s discretion at any time after 180 days from the date of the note at a discount rate of 42% to the lowest trading day during the previous 15 trading days.	43.000	-0-

On April 24, 2017, Crown Bridge Partners, LLC, an unrelated party has entered into a convertible note with the Company in the amount of $30,000. The note states an 12% interest rate with a maturity date of April 23, 2018, upon which all interest is due unless the note is converted. The notes may be converted into Company stock at any time during the period beginning on the date of this note at a discount rate of 55% to the lowest trading day during the previous 15 trading days.	30,000	-0-

On May 19, 2017, Eagle Equities, LLC, an unrelated party has entered into a convertible note with the Company in the amount of $30,000. The note states an 8% interest rate with a maturity date of January 12, 2018, upon which all interest is due unless the note is converted. The notes may be converted into Company stock at the lender’s discretion at any time from the date of the note at a discount rate of 55% to the lowest trading day during the previous 15 trading days.	30,000	-0-

On June 26, 2017, GS Capital Partners, LLC , an unrelated party has entered into a convertible note with the Company in the amount of $42,000. The note states an 8% interest rate with a maturity date of June 25, 2018, upon which all interest is due unless the note is converted. The notes may be converted into Company stock at any time from the date of the note at a discount rate of 40% to the lowest trading day during the previous 15 trading days.	42,000	-0-

On June 2, 2017, LG Capital Funding, LLC , an unrelated party has entered into a convertible note with the Company in the amount of $30,000. The note states an 8% interest rate with a maturity date of February 2, 2018, upon which all interest is due unless the note is converted. The notes may be converted into Company stock at any time from the date of the note at a discount rate of 55% to the lowest trading day during the previous 15 trading days.	30,000	-0-

On June 30, 2017, Peak One Opportunity Fund, L.P, an unrelated party has entered into a convertible note with the Company in the amount of $50,000. The note states an -0-% interest rate with a maturity date of June 30, 2020, upon which all interest is due unless the note is converted. The notes may be converted into Company stock at any time from the date of the note at a discount rate of 45% to the lowest trading day during the previous 15 trading days.	50,000	-0-

New Opportunity Business Solutions, Inc., a related party by virtue of common ownership in various companies that hold stock, for consulting services to the Company. Atacama Resources International, Inc. (ARII) is a client of New Opportunity Business Solutions, Inc. The original amount of the note payable was $199,800.  The note states a 10% interest rate with no set maturity date and is due on demand. Payment of principal and interest is due on demand and is not contingent. However, to the extent that the Company incurs expense to accomplish the goal of the consulting agreement, the obligation of the company shall be reduced an equal amount. The note is as support for the consulting fee which was owed by ARII but not paid as required.  Accrued interest at June 30, 2017 and December 31, 2016 was $27,902 and $63,663, respectively.

	99,800	143,880

Total notes payable	$324,800	$143,880

Current portion	$324,800	$143,880

NOTE 8. INCOME TAXES

At June 30, 2017, the Company had a net operating loss carry–forward for Federal income tax purposes of approximately $599,661 that may be offset against future taxable income through 2032  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets   calculated at the effective rates note below, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance.

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

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6% to income before taxes), as follows:

		For the Period Ended June 30, 2017		For the Period Ended June 30, 2016
Tax expense (benefit) at the statutory rate		$(340,785)		$(10,404)
State income taxes, net of federal income tax benefit		(36,083)		(1,102)
Change in valuation allowance		376,868		11,506
Total	$	---	$	---

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

For the period ending June 30, 2017 and for the year ended December 31, 2016, the Company has net operating losses from operations. The carry forwards expire through the year 2032. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of June 30, 2017 and December 31, 2016 is as follows:

		June 30, 2017		December 31, 2016
Deferred tax assets		$1,120,540		$225,475
Valuation allowance		(1,120,540)		(225,475)
Net deferred tax asset	$	---	$	---

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

On April 4, 2017, the Company issued 600,000 shares, at $0.26 per share, to CJP Exploration, Inc.an unrelated party, in exchange for certain mineral rights described herein totaling $158,000.  The market price on April 4, 2017 was $0.31 resulting in a loss of $28,000 which is reflected in the financial statements.

There were 141,900,818 shares of common stock issued and outstanding at June 30, 2017.

NOTE 10. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

During the three months ended March 31, 2017, Glenn Grant, CEO and director paid certain expenses on behalf of the Company and is due reimbursement. As of June 30, 2017 the balance due to the related party was $16,550.

NOTE PAYABLE

On December 4, 2014, Glenn Grant, advisor to the Company executed a demand note with the Company.  The note carries an Eight percent (8%) annual percentage rate.  The balance of the related party note as of June 30, 2017 and December 31, 2016 were $108,380 and $77,104, respectively.

EQUITY TRANSACTIONS

On February 1, 2017 through approval of its Board of Directors, the Company issued 2,000,000 shares at $0.085 per share to William D. Webb, Jr, CFO and in exchange for services totaling $170,000. The market price was $.10 resulting in a loss of $30,000.

NOTE 11. COMMITMENTS AND CONTINGENCIES

There are no commitments and contingencies of the Company as of June 30, 2017.

NOTE 12. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of June 30, 2017.

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

The Company accounts for this beneficial conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The beneficial conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. At June 30, 2017, the fair value of beneficial conversion feature was $92,742.

The Company recorded the fair value of beneficial conversion feature as debt discount. For the 6 months ended June 30, 2017 the total interest expense recorded was $36,789 resulting in a debt discount balance of $(6,211).

	June 30, 2017	December 31, 2016
Power Up Lending Group, Ltd., a non-related party convertible promissory note:	$43,000	$ -0-
Debt discount	(6,211)	-0-
Convertible notes payable net of debt discount	36,789	-0-

Accrued interest	1,451	-0-

Current portion of convertible note payable and interest	$38,240	$ -0-

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

The Company accounts for this beneficial conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The beneficial conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. At June 30, 2017, the fair value of beneficial conversion feature was $48,453.

The Company recorded the fair value of beneficial conversion feature as debt discount. For the 6 months ended June 30, 2017 the total interest expense recorded was $51,944 resulting in a debt discount balance of $16,806.

Convertible Note payable consisted of the following as of June 30, 2017:

	June 30, 2017	December 31, 2016
Auctus Fund, LLC, a non-related party convertible promissory note:	68,750	-0-
Debt discount	(16,806)	-0-
Convertible notes payable net of debt discount	51,944	-0-

Accrued interest	3,074	-0-

Current portion of convertible note payable and interest	55,018	-0-

On April 24 2017, The Company executed a convertible promissory note with Crown Bridge Partners, LLC. The note carries a principal balance of $30,000 together with an interest rate of twelve percent (12%) per annum and a maturity date of April 23, 2018. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share in accordance with the terms of the note agreement shall be made in lawful money of the United States of America.

The holder shall have the right from time to time, and at any time during the period beginning on the date of this note, to convert all or any part of the outstanding and unpaid principal amount into Common Stock. The conversion shall equal fifty-five percent (55%) of the of the lowest trading price for the Common Stock during the fifteen-day trading period ending on the latest complete trading day prior to the conversion date, representing a discount rate of forty-two percent (45%).

The Company accounts for this beneficial conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The beneficial conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. At June 30, 2017, the fair value of beneficial conversion feature was $55,798.

The Company recorded the fair value of beneficial conversion feature as debt discount. For the 6 months ended June 30, 2017 the total interest expense recorded was $5,507 resulting in a debt discount balance of $(24,496).

Convertible Note payable consisted of the following as of June 30, 2017:

	June 30, 2017	December 31, 2016
Crown Bridge Partners, LLC, a non-related party convertible promissory note:	30,000	-0-
Debt discount	(24,493)	-0-
Convertible notes payable net of debt discount	5,507	-0-

Accrued interest	661	-0-

Current portion of convertible note payable and interest	6,168	-0-

On May 19, 2017, The Company executed a convertible promissory note with Eagle Equities, LLC. The note carries a principal balance of $30,000 together with an interest rate of twelve percent (8%) per annum and a maturity date of January 12, 2018. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share in accordance with the terms of the note agreement shall be made in lawful money of the United States of America.

The holder shall have the right from time to time, and at any time during the period beginning on the date of this note, to convert all or any part of the outstanding and unpaid principal amount into Common Stock. The conversion shall equal fifty-five percent (55%) of the of the lowest trading price for the Common Stock during the fifteen-day trading period ending on the latest complete trading day prior to the conversion date, representing a discount rate of forty-two percent (45%).

The Company accounts for this beneficial conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The beneficial conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. At June 30, 2017, the fair value of beneficial conversion feature was $55,629.

The Company recorded the fair value of beneficial conversion feature as debt discount. For the 6 months ended June 30, 2017 the total interest expense recorded was $7,000 resulting in a debt discount balance of $(23,000).

Convertible Note payable consisted of the following as of June 30, 2017:

	June 30, 2017	December 31, 2016
Eagle Equities, LLC, a non-related party convertible promissory note:	30,000	-0-
Debt discount	(23,000)	-0-
Convertible notes payable net of debt discount	7,000	-0-

Accrued interest	276	-0-

Current portion of convertible note payable and interest	7,276	-0-

On June 26, 2017, The Company executed a convertible promissory note with GS Capital Partners, LLC. The note carries a principal balance of $42,000 together with an interest rate of twelve percent (8%) per annum and a maturity date of June 25, 2018. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share in accordance with the terms of the note agreement shall be made in lawful money of the United States of America.

The holder shall have the right from time to time, and at any time during the period beginning on the date of this note, to convert all or any part of the outstanding and unpaid principal amount into Common Stock. The conversion shall equal fifty-five percent (40%) of the of the lowest trading price for the Common Stock during the fifteen-day trading period ending on the latest complete trading day prior to the conversion date, representing a discount rate of forty-two percent (60%).

The Company accounts for this beneficial conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The beneficial conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. At June 30, 2017, the fair value of beneficial conversion feature was $57,517.

The Company recorded the fair value of beneficial conversion feature as debt discount. For the 6 months ended June 30, 2017 the total interest expense recorded was $933 resulting in a debt discount balance of $(24,496).

Convertible Note payable consisted of the following as of June 30, 2017:

	June 30, 2017	December 31, 2016
GS Capital Partners, LLC, a non-related party convertible promissory note:	42,000	-0-
Debt discount	(41,067)	-0-
Convertible notes payable net of debt discount	933	-0-

Accrued interest	37	-0-

Current portion of convertible note payable and interest	970	-0-

On June 2, 2017, The Company executed a convertible promissory note with LG Capital Funding, LLC. The note carries a principal balance of $30,000 together with an interest rate of twelve percent (8%) per annum and a maturity date of February 2, 2018. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share in accordance with the terms of the note agreement shall be made in lawful money of the United States of America.

The holder shall have the right from time to time, and at any time during the period beginning on the date of this note, to convert all or any part of the outstanding and unpaid principal amount into Common Stock. The conversion shall equal fifty-five percent (55%) of the of the lowest trading price for the Common Stock during the fifteen-day trading period ending on the latest complete trading day prior to the conversion date, representing a discount rate of forty-two percent (45%).

The Company accounts for this beneficial conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The beneficial conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. At June 30, 2017, the fair value of beneficial conversion feature was $71,807.

The Company recorded the fair value of beneficial conversion feature as debt discount. For the 6 months ended June 30, 2017 the total interest expense recorded was $6,222 resulting in a debt discount balance of $(33,778).

Convertible Note payable consisted of the following as of June 30, 2017:

	June 30, 2017	December 31, 2016
LG Capital Funding, LLC, a non-related party convertible promissory note:	40,000	-0-
Debt discount	(33,778)	-0-
Convertible notes payable net of debt discount	6,222	-0-

Accrued interest	245	-0-

Current portion of convertible note payable and interest	6,467	-0-

On June 30, 2017, The Company executed a convertible promissory note with Peak One Opportunity Fund, L.P. The note carries a principal balance of $50,000 together with an interest rate of twelve percent (-0-%) per annum and a maturity date of June 30, 2020. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share in accordance with the terms of the note agreement shall be made in lawful money of the United States of America.

The holder shall have the right from time to time, and at any time during the period beginning on the date of this note, to convert all or any part of the outstanding and unpaid principal amount into Common Stock. The conversion shall equal fifty-five percent (45%) of the of the lowest trading price for the Common Stock during the fifteen-day trading period ending on the latest complete trading day prior to the conversion date, representing a discount rate of forty-two percent (55%).

The Company accounts for this beneficial conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The beneficial conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. At June 30, 2017, the fair value of beneficial conversion feature was $83,475.

The Company recorded the fair value of beneficial conversion feature as debt discount. For the 6 months ended June 30, 2017 the total interest expense recorded was $-0- resulting in a debt discount balance of $10,000.

Convertible Note payable consisted of the following as of June 30, 2017:

	June 30, 2017	December 31, 2016
Peak One Opportunity Fund, LLC, a non-related party convertible promissory note:	50,000	-0-
Debt discount	(10,000)	-0-
Convertible notes payable net of debt discount	40,000	-0-

Accrued interest	0	-0-

Current portion of convertible note payable and interest	40,000	-0-

NOTE 14. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Atacama Resources International, Inc. for the period ended June 30, 2017 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties.  In particular, statements under this section contains forward looking statements.  Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Results of Consolidated Operations for the three months ended June 30, 2017 and 2016.

The Company did not record any revenues during the three months ended June 30, 2017. We expensed exploration costs of $32,317, professional fees of $59,702, consulting fees of $29,783, impairment expenses of $228,647, related party consulting fees of $150,000, and selling and administrative costs of $22,177, resulting in total operating expenses of $522,626. We accrued interest expenses related to derivative liability of $88,035, recorded a change in derivative liability of $42,407, and recorded foreign exchange loss of $2,028. As a result, we had a net comprehensive loss of $570,282 for the three months ended June 30, 2017.

Comparatively, the Company did not record any revenues during the three months ended June 30, 2016. We expensed professional fees of $18,910, consulting fees of $36,014, related party consulting fees of 135,0000, stock based compensation of $6 and selling and administrative costs of $8,061, resulting in total operating expenses of $197,991. We accrued interest expenses of $6,105 and recorded foreign exchange loss of $7,523 resulting in a net loss of $241,932 for the six months ended June 30, 2017.

The $358,663, or 169%, increase in net comprehensive loss for the three months ended June 30, 2017 compared to the six months ended June 30, 2016 is primarily due to compensation costs and interest expense during the six months ended June 30, 2017.

Results of Consolidated Operations for the six months ended June 30, 2017 and 2016.

The Company did not record any revenues during the six months ended June 30, 2017. We expensed exploration costs of $33,578, professional fees of $104,284, stock based compensation of $195,000, impairment expenses of $228,647, related party consulting fees of $246,000, and selling and administrative costs of $142,973, resulting in total operating expenses of $950,482. We accrued interest expenses related to derivative liability of $125,342, recorded a loss on the conversion of debt of $30,000, a change in derivative liability of $72,202 and recorded foreign exchange loss of $1,688. As a result, we had a net comprehensive loss of $1,035,309 for the six months ended June 30, 2017.

Comparatively, the Company did not record any revenues during the six months ended June 30, 2016. We expensed exploration costs of $13,190, professional fees of $18,911, consulting fees of $49,932, related party consulting fees of $135,0000, stock based compensation of $6 and selling and administrative costs of $8,155, resulting in total operating expenses of $225,194. We accrued interest expenses of $15,570 and recorded foreign exchange loss of $1,188 resulting in a net loss of $241,952 for the six months ended June 30, 2017.

The $793,357, or 328%, increase in net comprehensive loss for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 is primarily due to compensation costs and interest expense during the six months ended June 30, 2017.

Consolidated Financial Condition

Total Assets.  Total assets at were $58,318 and $21,565 at June 30, 2017 and December 31, 2016.  Total assets at June 30, 2017 and December 31, 2016 consisted of cash of $58,318 and $17,670, respectively; prepaid expense of $-0- and $3,895, respectively.  Total assets were due to cash received.

Total Liabilities.  Total liabilities were $1,572,217 and $700,839 at June 30, 2017 and December 31, 2016.  Total liabilities at June 30, 2017 and December 31, 2016 consisted of accounts payable of $752,051 and $567,528, respectively; notes payable of $99,800 and $99,800, respectively; derivative liabilities of $465,330 and $-0-, respectively; convertible notes of $122,708 and $ -0-, respectively; due to related parties of $98,753 and $5,608, respectively and accrued interest of $33,575 and $29,903, respectively.  Total liabilities were due to increases in convertible loans party loans acts and compensation expenses.

Consolidated Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the six months ending June 30, 2017 of $1,033,622.  The Company has an accumulated loss of $3,193,687 as of June 30, 2017.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of services.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due.  At June 30, 2017 we had working capital deficit of $1,513,899.  Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the six months ended June 30, 2017 and 2016 was $(578,533) and ($202,019), respectively.   Net cash used in operating activities includes our net loss, prepaid expenses, accounts payable and accrued interest.

Net cash provided/used by financing activities for the six months ended June 30, 2017 and 2016 was $620,869 and $196,160, respectively.  Net cash provided by financing activities included proceeds from related parties of $93,145 and $(7,772), respectively, proceeds from notes payable of $122,708 and $(133,104), respectively, proceeds from derivative liability of $465,331 and $-0-, respectively; and proceeds from the issuance of common stock of $(60,315) and $337,036, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of June 30, 2017.

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

With respect to the period ending June 30, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2017, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, have added a Chief Financial Officer to oversee the financial information at multiple levels. Though there may be material weaknesses from a lack of a majority of outside directors on the board of directors, the placement of a Chief Financial Officer has compensated for this weakness. Through the use of external consultants and the review process, management believes that the consolidated financial statements and other information presented herewith are materially correct. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

(b)

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2016 Annual Report on Form 10K.

Part II.  Other Information

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On April 4, 2017, the Company issued 600,000 shares, at $0.26 per share, to CJP Exploration, Inc.an unrelated party, in exchange for certain mineral rights described herein totaling $158,000.  The market price on April 4, 2017 was $0.31 resulting in a loss of $28,000 which is reflected in the financial statements.

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

Atacama Resources International, Inc., (f/k/a Arrakis Mining Research, Inc.)

NAME	TITLE	DATE

/s/ Glenn Grant	Principal Executive Officer, Principal Accounting Officer, Secretary and Chairman of the Board of Directors	August 14, 2017
Glenn Grant

/s/ William Webb, Jr.	Chief Financial Officer	August 14, 2017
William Webb, Jr.