Form 10-Q/A
period 2017-06-30
Atacama Resources International, Inc.
filed 2017-10-19
CIK 1584618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 333-192217

ATACAMA RESOURCES INTERNATIONAL, INC.
(Exact Name of Registrant as specified in its charter)
Florida	46-3105245
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

10820 68th Place, Kenosha, WI	53142
(Address of principal executive offices) Registrant’s telephone number, including area code	(Zip Code) 262-948-1868

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

The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of October 18, 2017 was 214,013,535.

EXPLANATORY NOTE

This amendment to the Form 10-Q, as originally filed with the Securities and Exchange Commission on August 14, 2017, is being amended solely to correct the contact phone number for the Company.  No other changes have been made to this document.

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

Atacama Resources International, Inc., (f/k/a Arrakis Mining Research, Inc.)

NAME	TITLE	DATE

/s/ Glenn Grant	Principal Executive Officer, Principal Accounting Officer, Secretary and Chairman of the Board of Directors	October 18, 2017
Glenn Grant

/s/ William Webb, Jr.	Chief Financial Officer	October 18, 2017
William Webb, Jr.