Form 10-Q
period 2017-09-30
Atacama Resources International, Inc.
filed 2017-11-20
CIK 1584618

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2017

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number 333-192217

ATACAMA RESOURCES INTERNATIONAL, INC.

 (Exact name of registrant as specified in its charter)

Florida	46-3105245
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

10820 68th Place, Kenosha, WI 53142

(Address of principal executive offices, including zip code)

613-868-6157

 (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [x]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company (as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

            Emerging growth company    [x]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act   Yes [  ]  No [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]      No [x]

The number of outstanding shares of the registrant's common stock as of November 20, 2017: 226,023,535

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Part I. Financial Information

Item 1. Financial Statements.

ATACAMA RESOURCES INTERNATIONAL, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2017	December 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	$ 10,421	$ 17,670
Accounts receivable	27	0
Prepaid expenses	0	3,895
Total Current Assets	10,448	21,565

TOTAL ASSETS	$ 10,448	$ 21,565

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 329,644	$ 567,528
Accrued interest	36,860	0
Payable for Good2Drive Acquisition	0	27,923
Due to related party	102,579	5,608
Derivative Liability	9,713,609	0
Convertible notes net of discount of $287,325 and $0	163,445	0
Notes payable	23,800	99,880
Total Current Liabilities	10,369,937	700,839

Total Liabilities	10,369,937	70,839
COMMITMENTS AND CONTINGENCIES
Stockholders' Deficit
Common stock: $0.0001 par value 500,000,000 authorized; 141,900,818 and 114,800,001 shares issued and outstanding, respectively	23,124	13,990
Additional paid in capital	2,828,289	1,466,801
Other comprehensive income	(2,160,642)	(8,165)
Accumulated deficit	(11,050,259)	(2,151,900)
Total Stockholders' Deficit	(10,357,406)	(679,274)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 10,448	$ 21,565

The accompanying notes are an integral part of these consolidated financial statements

s

ATACAMA RESOURCES INTERNATIONAL, INC.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30, 2017	For the three months ended September 30, 2016	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016

REVENUE, NET	$ 36	0	36	$ 0

OPERATING EXPENSE
Consulting fees	0	3,359	0	58,689
Exploration costs	0	0	33,578	18,344
Management Fees	0	114,000	0	249,000
Professional fees	0	8,027	147,166	26,938
Property Taxes	0	548	0	548
Stock based compensation	31,000	0	226,000	0
Related party consulting fees	171,882	0	375,000	0
Selling, general and administrative expenses	0	7,218	283,358	15,381
Travel	79,385	4,581	0	4,582
Impairment	0	0	167,647	0
Total operating expenses	282,267	142,887	1,232,749	373,482

Net loss from operations	(282,231)	(142,887)	(1,232,713)	(373,482)

Interest expense	(3,234)	(3,858)	(3,234)	(19.427)
Interest expense related to derivative liability	(90,301)	0	(215,643)	0
Loss on Conversion of debt	(619,313)	(247,135)	(649,313)	(247135)
Loss due to impairment of intangible	0	(155,000)	0	(155,000)
Loss due to revaluation of investment	0	(9.222)	0	(9,222)
Change in Derivative Liability	(9,734,406)	0	(8,949,356)	0

Net Income (Loss)	(10,016,637)	(558,102)	(11,050,259)	(804,266)

Foreign exchange (loss)	(1,615)	(1,106)	(576)	(2,293)

Comprehensive (loss)	(10,018,252)	$ (559,208)	$ (11,050,835)	$ (806,559)

Basic and diluted loss per share	(0.048)	$ (0.000)	$ (0.049)	$ (0.000)

Weighted average number of shares outstanding	226,023,535	127,173,382	226,023,535	127,173,382

The accompanying notes are an integral part of these consolidated financial statements

ATACAMA RESOURCES INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ (11,050,259)	$ (804,266)
Changes in assets and liabilities:
Increase (decrease) in operating liabilities:
Accounts Payable	(237,884)	152,185
Stock based compensation	170,000	0
Accounts Receivable	(27)	0
Impairment on intangible asset	0	155,000
Loss on investment revaluation	0	9,222
Loss on debt conversion	649,313	247,135
Accrued Expenses	8,957	20,336
Prepaid Asset	3,895	(3,589)
Proceeds from derivative liability	9,713,609	0
Net cash provided by (used in) operating activities	(742,396)	(223,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	(552,342)	(3,195)
Proceeds from notes payable	(76,000)	(133,024)
Proceeds from issuance of stock	1,362,069	0
Net cash provided by financing activities	734,727	(136,219)

Foreign Currency Translation	576	(2,293)
Net change in cash and cash equivalents	(7,249)	(6,703)

Cash and cash equivalents
Beginning of period	17,670	$ 8,477
End of Period	$ 10,421	$ 1,774

Supplemental Cash Flow Information
Cash paid for interest	$ 0	$ 0
Cash paid for taxes	$ 0	$ 0

Non-cash Transaction
Conversion of debt	$ 0	$ 157,275

The accompanying notes are an integral part of these consolidated financial statements

Atacama Resources International, Inc.

Notes to the Consolidated Financial Statements

For the period ending September 30, 2017

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

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.  In addition, profitability will ultimately depend upon the level of revenues received from business operations.  However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents totaled $10,421 at September 30, 2017 and $17,670 at December 31, 2016.

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

During the nine months ending September 30, 2017 and 2016, the Company recorded exploration costs of $33,578 and $18,344, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2017 and December 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

REVENUE RECOGNITION

The Company recognizes revenue from the sale of products and services in accordance with ASC 605,”Revenue Recognition.”

The Company recognizes revenue from services only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and,
iv)	Collection is reasonably assured.

Revenue related to multi-media downloads is fully recognized when the above criteria are met.

The Company derives revenue from the sale of its Good2Drive appliation.  Revenue is generated by a third party, iTunes or the Google Play Store (the Vendors) when a customer purchases the application. The Vendors submit inivoices and slaes reports to the Company and submits payment net of their cost.   As of September 30 2017 the Company record $36 of revenue.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of September 30, 2017 or December 31, 2016.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at September 30, 2017 and December 31, 2016.  As of September 30, 2017, the Company had no dilutive potential common shares.

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

NOTE 4. PREPAID EXPENSE

The Company’s prepaid expense consisted of a retainer fee paid the law offices of Clifford J. Hunt, P.A. of $2,250 retainer and a last month rental fee for a storage facility of $1,644.  The prepaid balance was $0 and $7,483 on September 30, 2017 and December 31, 2016, respectively.

NOTE 5.  INVESTMENTS

September 30, 2017	December 31, 2016

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

The separate properties are described as follows:

         Property                      Mineral        Size/Acres

1.Biron Bay                    Iron Ore              99

2.A1 Kimberlite             Diamond             395

3.Simon Copper             Copper                939

4.Cabo                            Diamond             317

5.Mystery Graphite        Graphite              1,265

6.Coronation Graphite   Graphite               99

The valuation of these mineral rights have been re-measured and deemed to have no carrying value at September 30, 2017. This includes the $219,000 and $9,647 in prior periods for a total impairment expense of $228,647.

$ 0	$9,647

Allsopp Properties: Mineral Rights acquired in the Kirkland Lake Gold’s Macassa mine Complex Ontario Canada. Consists of 1,680 acres.

Exploration costs of $50,000 annually for the first two years of the agreement are required to meet contractual commitments and have been incurred by December 2016. The valuation of these mineral rights have been re-measured and deemed to have no carrying value at September 30, 2017.

$ 0	$ 9,222

NOTE 6.  INTANGIBLE ASSET

The Company had no intangible assets at September 30, 2017.

NOTE 7. NOTES PAYABLE

September 30, 2017	December 31, 2016

On August 31, 2017, Adar Baya, LLC an unrelated party has entered into a convertible note with the Company in the amount of $100,000. The note states an 12% interest rate with a maturity date of July 31, 2018, upon which all interest is due unless the note is converted. The notes may be converted into Company stock at the lender’s discretion at any time after 180 days from the date of the note at a discount rate of 45% to the lowest trading day during the previous 25 trading days.	$100,000

On May 9, 2017, Power Up Lending Group, LTD an unrelated party has entered into a convertible note with the Company in the amount of $35,000. The note states an 8% interest rate with a maturity date of November 5, 2017, upon which all interest is due unless the note is converted. The notes may be converted into Company stock at the lender’s discretion at any time after 180 days from the date of the note at a discount rate of 45% to the lowest trading day during the previous 15 trading days.	35,000

On July 26, 2017, Power Up Lending Group, LTD an unrelated party has entered into a convertible note with the Company in the amount of $53,000. The note states an 8% interest rate with a maturity date of April 30, 2018, upon which all interest is due unless the note is converted. The notes may be converted into Company stock at the lender’s discretion at any time after 180 days from the date of the note at a discount rate of 45% to the lowest trading day during the previous 15 trading days.	53,000

On April 24, 2017, Crown Bridge Partners, LLC, an unrelated party has entered into a convertible note with the Company in the amount of $30,000. The note states an 12% interest rate with a maturity date of April 23, 2018, upon which all interest is due unless the note is converted. The notes may be converted into Company stock at any time during the period beginning on the date of this note at a discount rate of 55% to the lowest trading day during the previous 15 trading days.	30,000

On May 19, 2017, Eagle Equities, LLC, an unrelated party has entered into a convertible note with the Company in the amount of $30,000. The note states an 8% interest rate with a maturity date of January 12, 2018, upon which all interest is due unless the note is converted. The notes may be converted into Company stock at the lender’s discretion at any time from the date of the note at a discount rate of 55% to the lowest trading day during the previous 15 trading days.	30,000

On June 26, 2017, GS Capital Partners, LLC , an unrelated party has entered into a convertible note with the Company in the amount of $42,000. The note states an 8% interest rate with a maturity date of June 25, 2018, upon which all interest is due unless the note is converted. The notes may be converted into Company stock at any time from the date of the note at a discount rate of 40% to the lowest trading day during the previous 15 trading days.	42,000

On June 2, 2017, LG Capital Funding, LLC , an unrelated party has entered into a convertible note with the Company in the amount of $30,000. The note states an 8% interest rate with a maturity date of February 2, 2018, upon which all interest is due unless the note is converted. The notes may be converted into Company stock at any time from the date of the note at a discount rate of 55% to the lowest trading day during the previous 15 trading days.	30,000

On June 30, 2017, Peak One Opportunity Fund, L.P, an unrelated party has entered into a convertible note with the Company in the amount of $50,000. The note states an -0-% interest rate with a maturity date of June 30, 2020, upon which all interest is due unless the note is converted. The notes may be converted into Company stock at any time from the date of the note at a discount rate of 45% to the lowest trading day during the previous 15 trading days.	50,000

New Opportunity Business Solutions, Inc., a related party by virtue of common ownership in various companies that hold stock, for consulting services to the Company. Atacama Resources International, Inc. (ARII) is a client of New Opportunity Business Solutions, Inc. The original amount of the note payable was $199,800.  The note states a 10% interest rate with no set maturity date and is due on demand. Payment of principal and interest is due on demand and is not contingent. However, to the extent that the Company incurs expense to accomplish the goal of the consulting agreement, the obligation of the company shall be reduced an equal amount. The note is as support for the consulting fee which was owed by ARII but not paid as required.  Accrued interest at September 30, 2017 and December 31, 2016 was $27,902 and $63,663, respectively.

	23,800	143,880

Total notes payable	$393,800	$143,880

Current portion	$393,800	$143,880

NOTE 8. INCOME TAXES

At September 30, 2017, the Company had a net operating loss carry–forward for Federal income tax purposes of approximately $4,154,331 that may be offset against future taxable income through 2032  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets   calculated at the effective rates note below, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance.

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

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6% to income before taxes), as follows:

For the Period Ended September 30, 2017	For the Period Ended September 30, 2016

Tax expense (benefit) at the statutory rate	$(3,756,576)	$(10,404)
State income taxes, net of federal income tax benefit	(397,755)	(1,102)
Change in valuation allowance	4,154,331	11,506
Total	$0	$0

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

For the period ending September 30, 2017 and for the year ended December 31, 2016, the Company has net operating losses from operations. The carry forwards expire through the year 2032. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of September 30, 2017 and December 31, 2016 is as follows:

	September 30, 2017	December 31, 2016

Deferred tax assets	$4,154,331	$225,475
Valuation allowance	(4,154,331)	(225,475)
Net deferred tax asset	$0	$0

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

On July 24, 2017, the Company issued 7,000,000 shares, at $0.001 per share, to Warren Booth, an unrelated party, in exchange for debt owed to NOBS.  The market price on July 24, 2017 was $0.051 resulting in a loss of $350,000 which is reflected in the financial statements.

On July 27, 2017, the Company issued 7,000,000 shares, at $0.001 per share, to JayCo Consulting, an unrelated party, in exchange for debt owed to NOBS.  The market price on July 27, 2017 was $0.0141 resulting in a loss of $91,700 which is reflected in the financial statements.

On July 27, 2017, the Company issued 5,000,000 shares, at $0.002 per share, to Daniel Alejandro Tellez Villa, an unrelated party, in exchange for debt owed to NOBS; and 5,000,000 shares, at $0.002 per share, to Daniel Nunez Tellez, an unrelated party, in exchange for debt owed to NOBS.  The market price on July 27, 2017 was $0.0141 resulting in a loss of $123,000 which is reflected in the financial statements.

On July 28, 2017, the Company issued 5,000,000 shares, at $0.002 per share, to Abraham Abu, an unrelated party, in exchange for debt owed to NOBS; and 5,000,000 shares, at $0.002 per share, to Surf Financial Group, an unrelated party, in exchange for debt owed to NOBS.  The market price on July 27, 2017 was $0.0141 resulting in a loss of $123,000 which is reflected in the financial statements.

August 14, 2017, the Company issued 900,000 shares, at $0.015 per share, to Karen Clair, an unrelated party.  The market price on August 14, 2017 was $0.0115 resulting in a gain of $3,150 which is reflected in the financial statements.

August 14, 2017, the Company issued 782,323 shares, at $0.02 per share, to Alan Flasch, a related party; 1,799,900 shares to Donald Swarz Trust, a related party; 8,116,000 shares to Dan Finch, a related party; 10,000,000 shares to Bower Solution, LTD, a related party; and 3,150,000 shares to Will D. Webb, Jr, a related party in lieu of debt owed to them by the Company. The market price on August 14, 2017 was $0.0115 resulting in a gain of $202,710 which is reflected in the financial statements.

August 14, 2017, the Company issued 2,221,420 shares, at $0.02 per share, to Nelson Riis, an unrelated party, in exchange for debt; and 4,534,709 shares at $.02 to Cougar Pipeline Inspections and Consulting LTD, an unrelated party, in exchange for debt.  The market price on August 14, 2017 was $0.0115 resulting in a gain of $57,427 which is reflected in the financial statements.

August 21, 2017, the Company issued 666,667 shares, at $0.015 per share, to Barbara Bush, an unrelated party; and 333,333 shares at $.015 to Kimberly Wieting, an unrelated party.  The market price on August 14, 2017 was $0.0115 resulting in a gain of $2,300 which is reflected in the financial statements.

August 28, 2017, the Company issued 10,000,000 shares, at $0.001 per share, to Daniel Alejandro Tellez Villa , an unrelated party.  The market price on August 28, 2017 was $0.0102 resulting in a loss of $92,000 which is reflected in the financial statements.

August 30, 2017, the Company issued 12,000,000 shares, at $0.001 per share, to New Opportunity Business Solutions, an unrelated party, in lieu of debt owed to New Opportunity.  The market price on August 28, 2017 was $0.0101 resulting in a loss of $109,200 which is reflected in the financial statements.

There were 226,023,535 shares of common stock issued and outstanding at September 30, 2017.

NOTE 10. RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES

During the nine months ended September 30, 2017, Glenn Grant, CEO and director paid certain expenses on behalf of the Company and is due reimbursement. As of September 30, 2017 the balance due to the related party was 102,579.

EQUITY TRANSACTIONS

On February 1, 2017 through approval of its Board of Directors, the Company issued 2,000,000 shares at $0.085 per share to William D. Webb, Jr, CFO and in exchange for services totaling $170,000. The market price was $.10 resulting in a loss of $30,000.

August 14, 2017 through approval of its Board of Directors, the Company issued 782,323 shares, at $0.02 per share, to Alan Flasch, a related party; 1,799,900 shares to Donald Swarz Trust, a related party; 8,116,000 shares to Dan Finch, a related party; 10,000,000 shares to Bower Solution, LTD, a related party; and 3,150,000 shares to Will D. Webb, Jr, a related party in lieu of debt owed to them by the Company. The market price on August 14, 2017 was $0.0115 resulting in a gain of $202,710 which is reflected in the financial statements.

NOTE 11. COMMITMENTS AND CONTINGENCIES

There are no commitments and contingencies of the Company as of September 30, 2017.

NOTE 12. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of September 30, 2017.

NOTE 13. CONVERTIBLE DEBT

On May 9, 2017, The Company executed a convertible promissory note with Power Up Lending Group, Ltd. The note carries a principal balance of $35,000 together with an interest rate of eight percent (8%) per annum and a maturity date of November 5, 2017. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share in accordance with the terms of the note agreement shall be made in lawful money of the United States of America. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid.

The holder shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this note, to convert all or any part of the outstanding and unpaid principal amount into Common Stock. The conversion shall equal fifty-five percent (55%) of the of the lowest trading price for the Common Stock during the fifteen-day trading period ending on the latest complete trading day prior to the conversion date, representing a discount rate of forty-five percent (45%).

The Company accounts for this beneficial conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The beneficial conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. At September 30, 2017, the fair value of beneficial conversion feature was $131,769.

The Company recorded the fair value of beneficial conversion feature as debt discount. For the 9 months ended September 30, 2017 the total interest expense recorded was $600 resulting in a debt discount balance of $(7,000).

	September 30, 2017	December 31, 2016

Power Up Lending Group, Ltd., a non-related party convertible promissory note:	$35,000	$-0-
Debt discount	(7,000)
Convertible notes payable net of debt discount	$28,000	$-0-

Accrued interest	600	-0-

Current portion of convertible note payable and interest	$27,400	$-0-

On July 26, 2017, The Company executed a convertible promissory note with Power Up Lending Group, ltd. The note carries a principal balance of $53,000 together with an interest rate of eight percent (8%) per annum and a maturity date of December 15, 2018. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share in accordance with the terms of the note agreement shall be made in lawful money of the United States of America. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid.

The holder shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this note, to convert all or any part of the outstanding and unpaid principal amount into Common Stock. The conversion shall equal fifty-five percent (55%) of the of the lowest trading price for the Common Stock during the fifteen-day trading period ending on the latest complete trading day prior to the conversion date, representing a discount rate of forty-five percent (45%).

The Company accounts for this beneficial conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The beneficial conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. At September 30, 2017, the fair value of beneficial conversion feature was $163,006.

The Company recorded the fair value of beneficial conversion feature as debt discount. For the 9 months ended September 30, 2017 the total interest expense recorded was $0 resulting in a debt discount balance of $(57,292).

	September 30, 2017	December 31, 2016

Power Up Lending Group, Ltd., a non-related party convertible promissory note:	$68,750	$-0-
Debt discount	(57,292)
Convertible notes payable net of debt discount	$11,458	$-0-

Accrued interest		-0-

Current portion of convertible note payable and interest	$11,458	$-0-

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

The Company accounts for this beneficial conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The beneficial conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. At September 30, 2017, the fair value of beneficial conversion feature was $2,055,671.

The Company recorded the fair value of beneficial conversion feature as debt discount. For the 9 months ended September 30, 2017 the total interest expense recorded was $3,104 resulting in a debt discount balance of $(16,932).

Convertible Note payable consisted of the following as of September 30, 2017:

	September 30, 2017	December 31, 2016

Crown Bridge Partners, LLC., a non-related party convertible promissory note:	$30,000	$-0-
Debt discount	(16,932)
Convertible notes payable net of debt discount	$13.068	$-0-

Accrued interest	3.104	-0-

Current portion of convertible note payable and interest	$9,964	$-0-

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

The Company accounts for this beneficial conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The beneficial conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. At September 30, 2017, the fair value of beneficial conversion feature was $2,090,005

The Company recorded the fair value of beneficial conversion feature as debt discount. For the 9 months ended September 30, 2017 the total interest expense recorded was $511 resulting in a debt discount balance of $(7,667).

Convertible Note payable consisted of the following as of September 30, 2017:

	September 30, 2017	December 31, 2016

Eagle Equities, LLC., a non-related party convertible promissory note:	$30,000	$-0-
Debt discount	(7,667)
Convertible notes payable net of debt discount	$21,311	$-0-

Accrued interest	511	-0-

Current portion of convertible note payable and interest	$21,822	$-0-

On September 26, 2017, The Company executed a convertible promissory note with GS Capital Partners, LLC. The note carries a principal balance of $42,000 together with an interest rate of twelve percent (8%) per annum and a maturity date of September 25, 2018. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share in accordance with the terms of the note agreement shall be made in lawful money of the United States of America.

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

The Company accounts for this beneficial conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The beneficial conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. At September 30, 2017, the fair value of beneficial conversion feature was $2,233,491.

The Company recorded the fair value of beneficial conversion feature as debt discount. For the 9 months ended September 30, 2017 the total interest expense recorded was $933 resulting in a debt discount balance of $(19,600).

Convertible Note payable consisted of the following as of September 30, 2017:

	September 30, 2017	December 31, 2016

GS Capital Partners, LLC., a non-related party convertible promissory note:	$42,000	$-0-
Debt discount	(19,600)
Convertible notes payable net of debt discount	$22.400	$-0-

Accrued interest	933	-0-

Current portion of convertible note payable and interest	$21,467	$-0-

On September 2, 2017, The Company executed a convertible promissory note with LG Capital Funding, LLC. The note carries a principal balance of $40,000 together with an interest rate of twelve percent (8%) per annum and a maturity date of February 2, 2018. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share in accordance with the terms of the note agreement shall be made in lawful money of the United States of America.

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

The Company accounts for this beneficial conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The beneficial conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. At September 30, 2017, the fair value of beneficial conversion feature was $2,659.952.

The Company recorded the fair value of beneficial conversion feature as debt discount. For the 9 months ended September 30, 2017 the total interest expense recorded was $667 resulting in a debt discount balance of $(13,333).

Convertible Note payable consisted of the following as of September 30, 2017:

	September 30, 2017	December 31, 2016

LG Capital Funding, LLC., a non-related party convertible promissory note:	$40,000	$-0-
Debt discount	(13,333)
Convertible notes payable net of debt discount	$26,667	$-0-

Accrued interest	(667)	-0-

Current portion of convertible note payable and interest	$26,000	$-0-

On August 31, 2017, The Company executed a convertible promissory note with Adar Bays, LLC The note carries a principal balance of $68,750 together with an interest rate of twelve percent (12%) per annum and a maturity date of February 2, 2018. All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share in accordance with the terms of the note agreement shall be made in lawful money of the United States of America.

The holder shall have the right from time to time, and at any time during the period beginning on the date of this note, to convert all or any part of the outstanding and unpaid principal amount into Common Stock. The conversion shall equal fifty-

five percent (55%) of the of the lowest trading price for the Common Stock during the fifteen-day trading period ending on the latest complete trading day prior to the conversion date, representing a discount rate of forty-two percent (45%).

The Company accounts for this beneficial conversion feature as a derivative under ASC 815-10-15-83 and valued separately from the note at fair value. The beneficial conversion feature of the note is revalued at each subsequent reporting date at fair value and any changes in fair value will result in a gain or loss in those periods. At September 30, 2017, the fair value of beneficial conversion feature was $163,006.

The Company recorded the fair value of beneficial conversion feature as debt discount. For the 9 months ended September 30, 2017 the total interest expense recorded was $11,458 resulting in a debt discount balance of $(13,333).

Convertible Note payable consisted of the following as of September 30, 2017:

	September 30, 2017	December 31, 2016

LG Capital Funding, LLC., a non-related party convertible promissory note:	$68,750	$-0-
Debt discount	(57,292)
Convertible notes payable net of debt discount	$11,458	$-0-

Accrued interest	(678)	-0-

Current portion of convertible note payable and interest	$10,780	$-0-

NOTE 14. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Atacama Resources International, Inc. for the period ended September 30, 2017 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties.  In particular, statements under this section contains forward looking statements.  Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Results of Consolidated Operations for the nine months ended September 30, 2017 and 2016.

The Company recorded revenues of $36 during the nine months ended September 30, 2017. We expensed exploration costs of $33,578, professional fees of $104,284, stock based compensation of $195,000, impairment expenses of $228,647, related party consulting fees of $246,000, and selling and administrative costs of $142,973, resulting in total operating expenses of $950,482. We accrued interest expenses of $125,342, recorded a loss on the conversion of debt of $30,000 and recorded foreign exchange loss of $1,688. As a result, we had a net comprehensive loss of $1,002,309 for the nine months ended September 30, 2017.

Comparatively, the Company did not record any revenues during the nine months ended September 30, 2016. We expensed exploration costs of $18,344, professional fees of $26,938, consulting fees of $56,689, management fees of $249,000, property taxes of $548, travel of $4,582 and selling and administrative costs of $15,381, resulting in total operating expenses of $373,482. We accrued interest expenses of $19,427, recorded a foreign exchange loss of $2,293, a loss on investment of $9,222 and an impairment on intangilbr assets of $155,000 resulting in a net loss of $806,559 for the nine months ended September 30, 2016.

The $950,842, or 422%, increase in net comprehensive loss for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 is primarily due to compensation costs and interest expense during the nine months ended September 30, 2017.

Consolidated Financial Condition

Total Assets.  Total assets at were $12,531 and $21,565 at September 30, 2017 and December 31, 2016.  Total assets at September 30, 2017 and December 31, 2016 consisted of cash of $10,421 and $17,670, respectively; prepaid expense of $-0- and $3,894, respectively; accounts receivable of $713 and &-0- and INvestmetnin subsidiary of $1,397 and $-0-, respectively.  Total assets were due to cash received.

Total Liabilities.  Total liabilities were $10,369,937, and $700,839 at September 30, 2017 and December 31, 2016.  Total liabilities at September 30, 2017 and December 31, 2016 consisted of accounts payable of $329,644 and $567,528, respectively; notes payable of $23,800 and $99,800, respectively; derivative liabilities of $9,713,609 and $-0-, respectively; convertible notes of $163,445 and $ -0-, respectively; due to related parties of 12,579 and $5,608, respectively and accrued interest of $36,860 and $29,903, respectively.  Total liabilities were due to increase in convertible loans party loans acts and compensation expenses.

Consolidated Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the nine months ending September 30, 2017 of $11,050,259  The Company has an accumulated loss of $13,209,559 as of September 30, 2017.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of services.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due.  At September 30, 2017 we had working capital deficit of $10,357,406  Our working capital deficit is due to the results of operations.

Net cash provided and used in operating activities for the nine months ended September 30, 2017 and 2016 was $(414,886) and ($232,977), respectively.   Net cash used in operating activities includes our net loss, prepaid expenses, accounts payable and accrued interest.

Net cash provided/used by financing activities for the nine months ended September 30, 2017 and 2016 was $1,293,917 and $219,567, respectively.  Net cash provided by financing activities included proceeds from related parties of $93,145 and $(3,195), respectively, proceeds from notes payable of $122,708 and $(133,024), respectively, proceeds from Derivative liability of $465,331 and &-0-, respectively; and proceeds from the issuance of common stock of $170,000 and $355,786, respectively.

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

Capital Resources.

We had no material commitments for capital expenditures as of September 30, 2017.

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

With respect to the period ending September 30, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2017, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, have added a Chief Financial Officer to oversee the financial information at multiple levels. Though there may be material weaknesses from a lack of a majority of outside directors on the board of directors, the placement of a Chief Financial Officer has compensated for this weakness. Through the use of external consultants and the review process, management believes that the consolidated financial statements and other information presented herewith are materially correct. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2016 Annual Report on Form 10K.

Part II. Other Information

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On July 24, 2017, the Company issued 7,000,000 shares, at $0.001 per share, to Warren Booth, an unrelated party, in exchange for debt owed to NOBS.  The market price on July 24, 2017 was $0.051 resulting in a loss of $350,000 which is reflected in the financial statements.

On July 27, 2017, the Company issued 7,000,000 shares, at $0.001 per share, to JayCo Consulting, an unrelated party, in exchange for debt owed to NOBS.  The market price on July 27, 2017 was $0.0141 resulting in a loss of $91,700 which is reflected in the financial statements.

On July 27, 2017, the Company issued 5,000,000 shares, at $0.002 per share, to Daniel Alejandro Tellez Villa, an unrelated party, in exchange for debt owed to NOBS; and 5,000,000 shares, at $0.002 per share, to Daniel Nunez Tellez, an unrelated party, in exchange for debt owed to NOBS.  The market price on July 27, 2017 was $0.0141 resulting in a loss of $123,000 which is reflected in the financial statements.

On July 28, 2017, the Company issued 5,000,000 shares, at $0.002 per share, to Abraham Abu, an unrelated party, in exchange for debt owed to NOBS; and 5,000,000 shares, at $0.002 per share, to Surf Financial Group, an unrelated party, in exchange for debt owed to NOBS.  The market price on July 27, 2017 was $0.0141 resulting in a loss of $123,000 which is reflected in the financial statements.

August 14, 2017, the Company issued 900,000 shares, at $0.015 per share, to Karen Clair, an unrelated party.  The market price on August 14, 2017 was $0.0115 resulting in a gain of $3,150 which is reflected in the financial statements.

August 14, 2017, the Company issued 782,323 shares, at $0.02 per share, to Alan Flasch, a related party; 1,799,900 shares to Donald Swarz Trust, a related party; 8,116,000 shares to Dan Finch, a related party; 10,000,000 shares to Bower Solution, LTD, a related party; and 3,150,000 shares to Will D. Webb, Jr, a related party in lieu of debt owed to them by the Company. The market price on August 14, 2017 was $0.0115 resulting in a gain of $202,710 which is reflected in the financial statements.

August 14, 2017, the Company issued 2,221,420 shares, at $0.02 per share, to Nelson Riis, an unrelated party, in exchange for debt; and 4,534,709 shares at $.02 to Cougar Pipeline Inspections and Consulting LTD, an unrelated party, in exchange for debt.  The market price on August 14, 2017 was $0.0115 resulting in a gain of $57,427 which is reflected in the financial statements.

August 21, 2017, the Company issued 666,667 shares, at $0.015 per share, to Barbara Bush, an unrelated party; and 333,333 shares at $.015 to Kimberly Wieting, an unrelated party.  The market price on August 14, 2017 was $0.0115 resulting in a gain of $2,300 which is reflected in the financial statements.

August 28, 2017, the Company issued 10,000,000 shares, at $0.001 per share, to Daniel Alejandro Tellez Villa , an unrelated party.  The market price on August 28, 2017 was $0.0102 resulting in a loss of $92,000 which is reflected in the financial statements.

August 30, 2017, the Company issued 12,000,000 shares, at $0.001 per share, to New Opportunity Business Solutions, an unrelated party, in lieu of debt owed to New Opportunity.  The market price on August 28, 2017 was $0.0101 resulting in a loss of $109,200 which is reflected in the financial statements.

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

Atacama Resources International, Inc.

NAME	TITLE	DATE

/s/ Glenn Grant	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors	November 20, 2017
Glenn Grant