Form 10-Q/A
period 2017-09-30
Atacama Resources International, Inc.
filed 2017-11-21
CIK 1584618

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

The number of outstanding shares of the registrant's common stock as of November 21, 2017: 226,023,535

EXPLANATORY NOTE

This amendment to the Form 10-Q filed with the Securities and Exchange Commission on November 20, 2017 is being filed solely to correctly file the XBRL files.  No other changes were made to the document.

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

	September 30, 2017	December 31, 2016

Power Up Lending Group, Ltd., a non-related party convertible promissory note:	$35,000	$0
Debt discount	(7,000)
Convertible notes payable net of debt discount	$28,000	$0

Accrued interest	600	0

Current portion of convertible note payable and interest	$27,400	$0

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

Convertible Note payable consisted of the following as of September 30, 2017:

	September 30, 2017	December 31, 2016

Adar Bays, a non-related party convertible promissory note:	$68,750	$-0-
Debt discount	(57,292)
Convertible notes payable net of debt discount	$11,458	$-0-

Accrued interest	(678)	-0-

Current portion of convertible note payable and interest	$10,780	$-0-

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

Atacama Resources International, Inc.

NAME	TITLE	DATE

/s/ Glenn Grant	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors	November 21, 2017
Glenn Grant