Form 10-Q/A
period 2017-09-30
Atacama Resources International, Inc.
filed 2017-12-11
CIK 1584618

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

The number of outstanding shares of the registrant's common stock as of December 8, 2017: 226,023,535

EXPLANATORY NOTE

This amendment to the Form 10-Q filed with the Securities and Exchange Commission on November 20, 2017 is being filed solely to correct the number of shares authorized and to add a footnote discussing the amendment changing the shares authorized.  No other changes were made to the document.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Part I. Financial Information

Item 1. Financial Statements.

ATACAMA RESOURCES INTERNATIONAL, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2017	December 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	$10,421	$17,670
Accounts receivable	27	0
Prepaid expenses	0	3,895
Total Current Assets	10,448	21,565

TOTAL ASSETS	$10,448	$21,565

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$329,644	$567,528
Accrued interest	36,860	0
Payable for Good2Drive Acquisition	0	27,923
Due to related party	102,579	5,608
Derivative Liability	9,713,609	0
Convertible notes net of discount of $287,325 and $0	163,445	0
Notes payable	23,800	99,880
Total Current Liabilities	10,369,937	700,839

Total Liabilities	10,369,937	70,839
COMMITMENTS AND CONTINGENCIES
Stockholders' Deficit
Common stock: $0.0001 par value 1,000,000,000 authorized; 141,900,818 and 114,800,001 shares issued and outstanding, respectively	23,124	13,990
Additional paid in capital	2,828,289	1,466,801
Other comprehensive income	(2,160,642)	(8,165)
Accumulated deficit	(11,050,259)	(2,151,900)
Total Stockholders' Deficit	(10,357,406)	(679,274)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,448	$21,565

The accompanying notes are an integral part of these consolidated financial statements

ATACAMA RESOURCES INTERNATIONAL, INC.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30, 2017	For the three months ended September 30, 2016	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016

REVENUE, NET	$36	0	36	$0

OPERATING EXPENSE
Consulting fees	0	3,359	0	58,689
Exploration costs	0	0	33,578	18,344
Management Fees	0	114,000	0	249,000
Professional fees	0	8,027	147,166	26,938
Property Taxes	0	548	0	548
Stock based compensation	31,000	0	226,000	0
Related party consulting fees	171,882	0	375,000	0
Selling, general and administrative expenses	0	7,218	283,358	15,381
Travel	79,385	4,581	0	4,582
Impairment	0	0	167,647	0
Total operating expenses	282,267	142,887	1,232,749	373,482

Net loss from operations	(282,231)	(142,887)	(1,232,713)	(373,482)

Interest expense	(3,234)	(3,858)	(3,234)	(19.427)
Interest expense related to derivative liability	(90,301)	0	(215,643)	0
Loss on Conversion of debt	(619,313)	(247,135)	(649,313)	(247135)
Loss due to impairment of intangible	0	(155,000)	0	(155,000)
Loss due to revaluation of investment	0	(9.222)	0	(9,222)
Change in Derivative Liability	(9,734,406)	0	(8,949,356)	0

Net Income (Loss)	(10,016,637)	(558,102)	(11,050,259)	(804,266)

Foreign exchange (loss)	(1,615)	(1,106)	(576)	(2,293)

Comprehensive (loss)	(10,018,252)	$(559,208)	$(11,050,835)	$(806,559)

Basic and diluted loss per share	(0.048)	$(0.000)	$(0.049)	$(0.000)

Weighted average number of shares outstanding	226,023,535	127,173,382	226,023,535	127,173,382

The accompanying notes are an integral part of these consolidated financial statements

ATACAMA RESOURCES INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(11,050,259)	$(804,266)
Changes in assets and liabilities:
Increase (decrease) in operating liabilities:
Accounts Payable	(237,884)	152,185
Stock based compensation	170,000	0
Accounts Receivable	(27)	0
Impairment on intangible asset	0	155,000
Loss on investment revaluation	0	9,222
Loss on debt conversion	649,313	247,135
Accrued Expenses	8,957	20,336
Prepaid Asset	3,895	(3,589)
Proceeds from derivative liability	9,713,609	0
Net cash provided by (used in) operating activities	(742,396)	(223,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	(552,342)	(3,195)
Proceeds from notes payable	(76,000)	(133,024)
Proceeds from issuance of stock	1,362,069	0
Net cash provided by financing activities	734,727	(136,219)

Foreign Currency Translation	576	(2,293)
Net change in cash and cash equivalents	(7,249)	(6,703)

Cash and cash equivalents
Beginning of period	17,670	$8,477
End of Period	$10,421	$1,774

Supplemental Cash Flow Information
Cash paid for interest	$0	$0
Cash paid for taxes	$0	$0

Non-cash Transaction
Conversion of debt	$0	$157,275

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

$ 0	$ 9,222

NOTE 6.  INTANGIBLE ASSET

The Company had no intangible assets at September 30, 2017.

NOTE 7. NOTES PAYABLE

	September 30, 2017	December 31, 2016

On August 31, 2017, Adar Baya, LLC an unrelated party has entered into a convertible note with the Company in the amount of $100,000. The note states an 12% interest rate with a maturity date of July 31, 2018, upon which all interest is due unless the note is converted. The notes may be converted into Company stock at the lender’s discretion at any time after 180 days from the date of the note at a discount rate of 45% to the lowest trading day during the previous 25 trading days.	$100,000	-

On May 9, 2017, Power Up Lending Group, LTD an unrelated party has entered into a convertible note with the Company in the amount of $35,000. The note states an 8% interest rate with a maturity date of November 5, 2017, upon which all interest is due unless the note is converted. The notes may be converted into Company stock at the lender’s discretion at any time after 180 days from the date of the note at a discount rate of 45% to the lowest trading day during the previous 15 trading days.	35,000	-

On July 26, 2017, Power Up Lending Group, LTD an unrelated party has entered into a convertible note with the Company in the amount of $53,000. The note states an 8% interest rate with a maturity date of April 30, 2018, upon which all interest is due unless the note is converted. The notes may be converted into Company stock at the lender’s discretion at any time after 180 days from the date of the note at a discount rate of 45% to the lowest trading day during the previous 15 trading days.	53,000	-

On April 24, 2017, Crown Bridge Partners, LLC, an unrelated party has entered into a convertible note with the Company in the amount of $30,000. The note states an 12% interest rate with a maturity date of April 23, 2018, upon which all interest is due unless the note is converted. The notes may be converted into Company stock at any time during the period beginning on the date of this note at a discount rate of 55% to the lowest trading day during the previous 15 trading days.	30,000	-

On May 19, 2017, Eagle Equities, LLC, an unrelated party has entered into a convertible note with the Company in the amount of $30,000. The note states an 8% interest rate with a maturity date of January 12, 2018, upon which all interest is due unless the note is converted. The notes may be converted into Company stock at the lender’s discretion at any time from the date of the note at a discount rate of 55% to the lowest trading day during the previous 15 trading days.	30,000	-

On June 26, 2017, GS Capital Partners, LLC , an unrelated party has entered into a convertible note with the Company in the amount of $42,000. The note states an 8% interest rate with a maturity date of June 25, 2018, upon which all interest is due unless the note is converted. The notes may be converted into Company stock at any time from the date of the note at a discount rate of 40% to the lowest trading day during the previous 15 trading days.	42,000	-

On June 2, 2017, LG Capital Funding, LLC , an unrelated party has entered into a convertible note with the Company in the amount of $30,000. The note states an 8% interest rate with a maturity date of February 2, 2018, upon which all interest is due unless the note is converted. The notes may be converted into Company stock at any time from the date of the note at a discount rate of 55% to the lowest trading day during the previous 15 trading days.	30,000	-

On June 30, 2017, Peak One Opportunity Fund, L.P, an unrelated party has entered into a convertible note with the Company in the amount of $50,000. The note states an -0-% interest rate with a maturity date of June 30, 2020, upon which all interest is due unless the note is converted. The notes may be converted into Company stock at any time from the date of the note at a discount rate of 45% to the lowest trading day during the previous 15 trading days.	50,000	-

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

	September 30, 2017	December 31, 2016

Power Up Lending Group, Ltd., a non-related party convertible promissory note:	$68,750	$0
Debt discount	(57,292)
Convertible notes payable net of debt discount	$11,458	$0

Accrued interest		0

Current portion of convertible note payable and interest	$11,458	$0

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

Convertible Note payable consisted of the following as of September 30, 2017:

	September 30, 2017	December 31, 2016

Crown Bridge Partners, LLC., a non-related party convertible promissory note:	$30,000	$0
Debt discount	(16,932)
Convertible notes payable net of debt discount	$13.068	$0

Accrued interest	3.104	0

Current portion of convertible note payable and interest	$9,964	$0

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

Convertible Note payable consisted of the following as of September 30, 2017:

	September 30, 2017	December 31, 2016

Eagle Equities, LLC., a non-related party convertible promissory note:	$30,000	$0
Debt discount	(7,667)
Convertible notes payable net of debt discount	$21,311	$0

Accrued interest	511	0

Current portion of convertible note payable and interest	$21,822	$0

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

The holder shall have the right from time to time, and at any time during the period beginning on the date of this note, to convert all or any part of the outstanding and unpaid principal amount into Common Stock. The conversion shall equal fifty-

five percent (40%) of the of the lowest trading price for the Common Stock during the fifteen-day trading period ending on the latest complete trading day prior to the conversion date, representing a discount rate of forty-two percent (60%).

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

Convertible Note payable consisted of the following as of September 30, 2017:

	September 30, 2017	December 31, 2016

GS Capital Partners, LLC., a non-related party convertible promissory note:	$42,000	$0
Debt discount	(19,600)
Convertible notes payable net of debt discount	$22.400	$0

Accrued interest	933	0

Current portion of convertible note payable and interest	$21,467	$0

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

Convertible Note payable consisted of the following as of September 30, 2017:

	September 30, 2017	December 31, 2016

LG Capital Funding, LLC., a non-related party convertible promissory note:	$40,000	$0
Debt discount	(13,333)
Convertible notes payable net of debt discount	$26,667	$0

Accrued interest	(667)	0

Current portion of convertible note payable and interest	$26,000	$0

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

Convertible Note payable consisted of the following as of September 30, 2017:

	September 30, 2017	December 31, 2016

Adar Bays, a non-related party convertible promissory note:	$68,750	$0
Debt discount	(57,292)
Convertible notes payable net of debt discount	$11,458	$0

Accrued interest	(678)	0

Current portion of convertible note payable and interest	$10,780	$0

NOTE 14. INCREASE OF AUTHORIZED SHARES

On August 28, 2017, we filed an amendment to our articles of incorporation increasing our authorized shares to 1,000,000,000.  We failed to file an Information Statement in advance of this action, and recognize that we are subject to increased liability under the Exchange Act.  The amendment was filed pursuant to the affirmative vote of the holders of a majority of the Company’s issued and outstanding common shares and the unanimous approval by the Board of Directors and in accordance with the laws of the State of Florida.

NOTE 15. SUBSEQUENT EVENTS

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

Atacama Resources International, Inc.

NAME	TITLE	DATE

/s/ Glenn Grant	Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors	December 8, 2017
Glenn Grant